Form 10-Q/A
period 2020-09-30
Zanite Acquisition Corp.
filed 2020-12-30
CIK 1823652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to Zanite Acquisition Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, which was originally filed on December 23, 2020 (the “Original Filing”), is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 to this Amendment provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). This Amendment is being filed within the time period provided by Rule 405(f)(2) of Regulation S-T.

No other changes have been made to the Original Filing. This Amendment does not reflect subsequent events occurring after the date of the Original Filing.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZANITE ACQUISITION CORP.

Date: December 30, 2020	By:	/s/ Steven H. Rosen
	Name:	Steven H. Rosen
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: December 30, 2020	By:	/s/ Michael A. Rossi
	Name:	Michael A. Rossi
	Title:	Chief Financial Officer
(Principal Financial Officer)