Form 10-K/A
period 2020-12-31
Zanite Acquisition Corp.
filed 2021-06-14
CIK 1823652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39704

ZANITE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2549808
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

25101 Chagrin Boulevard
Suite 350
Cleveland, Ohio 44122	44122
(Address of Principal Executive Offices)	(Zip Code)

(212) 739-7860

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	ZNTEU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	ZNTE	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	ZNTEW	The Nasdaq Stock Market LLC

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Zanite Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Zanite Acquisition Corp., for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on November 16, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, in light of the SEC Statement, (i) certain items on the Company’s previously issued audited balance sheet dated as of November 19, 2020 which was related to its initial public offering and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020 (the “Affected Periods”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Report on Form 10-Q for the Affected Periods. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Historically, our outstanding warrants to purchase common stock (the “Warrants”) were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on November 16, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

In the process of evaluating its financial statements the Company also reassessed its obligation to issue additional Private Placement Warrants to the Sponsor upon each 6-month extension of time to consummate an initial business combination, and determined that the obligation represents a forward contract that meets the definition of derivative liability in accordance with ASC 815-40. Based on this reassessment, we determined that the forward contract should be classified as a liability measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The Company also restated its financial statements to classify all Class A common stock in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, Distinguishing Liabilities from Equity – SEC Materials (“ASC 480-10-S99”), redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 1,100,888 shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Warrants as disclosed in the Original Filing, Item 9A, Controls and Procedures, and Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The change in accounting for the Warrants, the forward contract, and Class A common stock did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants, the forward contract, and the Class A common stock does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for the Affected Period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the initial public offering, without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the initial public offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 20% of the shares sold in the initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 20% of the shares sold in the initial public offering) for or against our initial business combination.

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

•

Our warrants and our obligation to issue additional private placement warrants to the Sponsor are accounted for as derivative liabilities and the changes in value of our warrants derivative liabilities could have a material effect on our financial results.

•

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any fulltime employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

Our warrants and our obligation to issue additional private placement warrants to the Sponsor are accounted for as derivative liabilities and the changes in value of our derivative liabilities could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 11,500,000 public warrants, 9,650,000 private placement warrants, our obligation to issue additional private placement warrants to the Sponsor, and determined to classify the financial instruments as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to our warrants, and to the Company’s obligation to issue additional private placement warrants to the Sponsor upon each 6-month extension of time to consummate an initial business combination. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as derivative liabilities, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for certain financial instruments issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative liabilities, change in fair value of derivative liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the fiscal year ended December 31, 2020 (the “Affected Period”).

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in the combined company’s internal control over financial reporting. If the combined company’s efforts are not successful or other material weaknesses or control deficiencies occur in the future, the combined company may be unable to report its financial results accurately on a timely basis, which could cause combined company’s reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of the combined company’s common stock to decline. Ineffective internal controls could also cause investors to lose confidence in the combined company’s reported financial information, which could have a negative effect on the trading price of its stock.

We can give no assurance that the measures we have taken or that the combined company plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. The combined company will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by the combined company’s management in its internal control over financial reporting. The combined company’s independent registered public accounting firm may be required to attest to the effectiveness of its internal control over financial reporting depending on the combined company’s reporting status. The combined company will be required to disclose changes made in its internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, the combined company may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related to the accounting for certain financial instruments issued in -connection with our initial public offering in November 2020.

As a result of such material weakness, the restatement of our financial statements for the Affected Period, the change in accounting for the warrants, forward contract to issue additional warrants, and the Class A common stock, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

In this Annual Report Form 10-K/A for the year ended December 31, 2020, we are restating our audited financial statements as of, and for the period ended December 31, 2020.

The restatement results from our prior accounting for our outstanding warrants to purchase common stock issued in connection with our initial public offering on November 16, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on November 16, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that, in light of the SEC Statement, (i) certain items on the Company’s previously issued audited balance sheet dated as of November 19, 2020 which was related to its initial public offering and (ii) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020 (the “Affected Periods”) included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report.

Historically, our outstanding warrants to purchase common stock (the “Warrants”) were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on November 16, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

In the process of evaluating its financial statements the Company also reassessed its obligation to issue additional Private Placement Warrants to the Sponsor upon each 6-month extension of time to consummate an initial business combination, and determined that the obligation represents a forward contract that meets the definition of derivative liability in accordance with ASC 815-40. Based on this reassessment, we determined that the forward contract should be classified as a liability measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The Company also restated its financial statements to classify all Class A common stock in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, Distinguishing Liabilities from Equity – SEC Materials (“ASC 480-10-S99”), redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 1,100,888 shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The change in accounting for the Warrants, the forward contract, and Class A common stock did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants, the forward contract, and the Class A common stock does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for the Affected Period.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities, the classification of the forward contract as a derivative liability, and the classification of a portion Class A common stock as permanent equity instead of all Class A common stock as temporary equity. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Current Report on Form 8-K or Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from August 7, 2020 (inception) through December 31, 2020, we had a net loss of $16,662,667, which consisted of interest earned on marketable securities held in the Trust Account of $2,673, an $15,457,500 loss from changes in fair value of derivative liabilities, transactions costs related to the initial public offering of $854,301 and operating expenses of $353,559.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value. We also classify the forward contract to issue additional warrants for an extension of our business combination deadline as a liability at its fair value. These warrant and forward contract liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

As discussed in Note 4, all of the 23,000,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. Accordingly, all of the Company’s Class A common stock are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the Statement of Operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative, the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the co-chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current co-chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. In connection with this Amendment, our management re-evaluated, with the participation of our current co-chief executive officers and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act and determined that, due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain financial instruments resulting in the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting” our disclosure controls and procedures were not effective as of December 31, 2020. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies; however, in light of management’s conclusion, following a review of the warrant agreements in connection with the SEC Staff Statement, to reclassify the Company’s warrants, forward contract to issue additional warrants, and the Class A common stock, our internal control over financial reporting did not result in sufficient risk assessment of the underlying accounting for certain financial instruments which we determined to be a material weakness.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

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

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are Mr. DeMuro and Mr. Flynn. Mr. DeMuro serves as chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee comprised entirely of independent directors. Mr. DeMuro and Mr. Flynn are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our co-chief executive officers’ compensation, evaluating our co-chief executive officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our co-chief executive officers based on such evaluation;

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Steven H. Rosen	Resilience Capital Partners	Private investment firm	Co-Founder and Co-Chief Executive Officer
	Park-Ohio Holdings Corp.	Global supply chain management, capital equipment and manufactured components	Director

	Crawford United Corporation	Specialty industrial products to diverse end markets including healthcare, aerospace, education, transportation and petrochemical. Air handling equipment and industrial and marine hoses	Director
	AmFin Financial Corporation	Provision of financial services	Director
	Epic Aero, Inc.	Ownership and operation of companies engaged in fractional aircraft share sales, charter sales, fuel brokerage and the sale of general aviation aircraft for related and third parties	Director
	Thermal Processing Solutions, Inc.	Manufacture of test and measurement equipment primarily for fine chemicals, engineered materials manufacturing and processing services, including high temperature calcining, drying, blending and packaging	Director
	Hynes Industries Corporation	Production of precision-engineered custom roll form shapes and other metal fabrications for the transportation and solar industries	Director
	Fairgrave Omlie, LLC	Provision of aircraft maintenance, repair and overhaul services	Director
	All-American Hose, LLC	Manufacture of fire hose products	Director
	Luminance Inc.	Provisions of global lighting, building management systems and controls	Director
	LKD Aerospace, Inc.	Aerospace and defense distribution services for select leading aerospace, defense and energy original equipment manufacturers	Director
	Lux Global Label Corporation	Production of high-quality labeling and packaging solutions for health, beauty, pet, food and beverage and Pharmaceutical industries.	Director
	Innovatus Imaging Corp.	Production, sale, distribution and repair of the radiological devices for imaging equipment and devices	Director
Kenneth C. Ricci	Directional Aviation Capital	Investment	Principal
	Epic Aero, Inc.	Ownership and operation of companies engaged in fractional aircraft share sales, charter sales, fuel brokerage and the sale of general aviation aircraft for related and third parties	Chairman, director and indirect investor
	Tuvoli, LLC	Business aviation information technology services	Chairman, director and indirect investor
	Sirio S.p.A.	Aircraft management and maintenance in Italy	Chairman, director and indirect controlling shareholder
	Fairgrave Omlie, LLC	Provision of aircraft maintenance, repair and overhaul services	Director and indirect investor
	SIMCOM Holdings Inc.	Provision of simulator-based pilot training	Director and indirect shareholder
	Stonebriar Finance Holdings LLC	Equipment leasing	Director and indirect investor
	REVA Holdings, LLC	Provision of air ambulance services	Director and indirect investor

Michael A. Rossi	Directional Aviation Capital	Investment	Principal
	Epic Aero, Inc.	Ownership and operation of companies engaged in fractional aircraft share sales, charter sales, fuel brokerage and the sale of general aviation aircraft for related and third parties	Director and indirect investor
	Tuvoli, LLC	Business aviation information technology services	Director and indirect investor
	Sirio S.p.A.	Aircraft management and maintenance in Italy	Director and indirect shareholder
	Fairgrave Omlie, LLC	Provision of aircraft maintenance, repair and overhaul services	Director and indirect investor
	SIMCOM Holdings Inc.	Provision of simulator-based pilot training	Director and indirect shareholder
	REVA Holdings, LLC	Provision of air ambulance services	Director and indirect investor
John B. Veihmeyer	Ford Motor Company	Provision of passenger and commercial vehicles	Director
Larry R. Flynn	JLL HUT LLC	Provision of aircraft maintenance, repair and overhaul services	Director
	Duncan Aviation	Provision of cabin components for business aircraft	Member of Board of Advisors
Gerard J. DeMuro	BAE Systems, Inc.	Development, production and support of aerospace, defense and security equipment and solutions for governments and commercial customers	Director and Vice President of Strategic Initiatives

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

The beneficial ownership of our common stock is based on 28,750,000 shares of common stock issued and outstanding as of March 31, 2021, consisting of 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock.

Name and Address of Beneficial Owner	Number of Class A Common Stock Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock	Number of Class B Common Stock Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Common Stock
Officers and Founders(1)
Zanite Sponsor LLC (our Sponsor)(3)	—	—	5,050,000	87.8%
Steven H. Rosen(3)	—	—	5,050,000	87.8%
Kenneth C. Ricci(3)	—	—	5,050,000	87.8%
Michael A. Rossi(3)	—	—	—	—
John B. Veihmeyer(3)	—	—	150,000	2.6%
Larry R. Flynn	—	—	150,000	2.6%
Gerard J. DeMuro(3)	—	—	150,000	2.6%
All officers and directors as a group (six individuals)	—	—	5,500,000	95.7%
Five Percent Holders
Polar Asset Management Partners Inc.(4)	1,700,000	7.4%	—	—
Glazer Capital, LLC (5)	1,413,407	6.2%	—	—
Security Benefit Life Insurance Company(6)	2,500,000	10.9%	—	—

(1)	The business address of each of the following entities or individuals is c/o Zanite Acquisition Corp., 25101 Chagrin Boulevard, Suite 350, Cleveland, Ohio 44122.
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

(a) The following documents are filed as part of this Form 10-K/A:

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

Date:	June 14, 2021	ZANITE ACQUISITION CORP.

		By:	/s/ Steven H. Rosen
Name: Steven H. Rosen
Title: Co-Chief Executive Officer and Director

/s/ Steven H. Rosen	Co-Chief Executive Officer and Director (principal executive officer)	June 14, 2021
Steven H. Rosen

*	Co-Chief Executive Officer and Director	June 14, 2021
Kenneth C. Ricci	(principal financial and accounting officer)

* Michael A. Rossi	Chief Financial Officer and Director	June 14, 2021

*	Director	June 14, 2021
John B. Veihmeyer

*	Director	June 14, 2021
Larry R. Flynn

* Gerard J. DeMuro	Director	June 14, 2021

* By:	/s/ Steven H. Rosen
Attorney-in-Fact

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants. In addition, as discussed in Note 2, the Company has reclassified its Class A common stock to temporary equity.

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

New York, New York

June 14, 2021

ZANITE ACQUISITION CORP.

BALANCE SHEET DECEMBER 31, 2020 (As Restated)

ASSETS
Current assets
Cash	$1,971,811
Prepaid expenses	308,608

Total Current Assets	2,280,419
Investments held in trust account	232,302,673

Total Assets	$234,583,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$352,051

Total Current Liabilities	352,051
Public warrant derivative liability	19,435,000
Private warrant derivative liability	17,080,500
Forward contract derivative liability	3,542,000
Deferred underwriting fee payable	8,050,000

Total Liabilities	48,459,551

Commitments and contingencies
Class A common stock subject to possible redemption, 23,000,000 shares at $10.10 per share redemption value	232,300,000
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at	575
Additional paid-in capital	—
Accumulated deficit	(46,177,034)

Total Stockholders’ Equity	(46,176,459)

Total Liabilities and Stockholders’ Equity	$234,583,092

The accompanying notes are an integral part of the financial statements.

ZANITE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

General and administrative expenses	$353,539
Loss from operations	(353,539)
Other income (loss):
Change in fair value of derivative liabilities	(15,457,500)
Transaction costs allocated to warrant issuance	(854,301)
Interest earned on investments held in Trust Account	2,673

Other loss, net:	(16,309,128)
Net loss	$(16,662,667)

Weighted average shares outstanding of Class A redeemable common stock	23,000,000

Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	5,214,286

Basic and diluted net loss per share, Class B non-redeemable common stock	$(3.20)

The accompanying notes are an integral part of the financial statements.

ZANITE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 7, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Immediate remeasurement of the Class A common stock to the redemption amount	—	—	—	—	(24,425)	(29,514,367)	(29,538,792)
Net loss	—	—	—	—	—	(16,662,667)	(16,662,667)

Balance – December 31, 2020	—	$—	5,750,000	$575	$—	$(46,177,034)	$(46,176,459)

The accompanying notes are an integral part of the financial statements.

ZANITE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(16,662,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	15,457,500
Transaction costs allocated to warrant issuance	854,301
Interest earned on investments held in Trust Account	(2,673)
Changes in operating assets and liabilities:
Prepaid expenses	(308,608)
Accrued expenses	352,051

Net cash used in operating activities	(310,096)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(232,300,000)

Net cash used in investing activities	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	9,650,000
Repayment of promissory note – related party	(90,093)
Payment of offering costs	(378,000)

Net cash provided by financing activities	234,581,907

Net Change in Cash	1,971,811
Cash – Beginning of period	—

Cash – End of period	$1,971,811

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$8,050,000

Offering costs paid directly by Sponsor in exchange for the issuance of Class B common stock	$25,000

Offering costs paid through promissory note – related party	$90,093

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

The registration statement for the Company’s Initial Public Offering was declared effective on November 16, 2020. On November 19, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,650,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Zanite Sponsor LLC (the “Sponsor”), generating gross proceeds of $9,650,000, which is described in Note 5.

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

ZANITE ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount initially deposited into the Trust Account ($10.10).

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

ZANITE ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for outstanding warrants issued in connection with our initial public offering in November 2020 as components of equity rather than as derivative liabilities. In light of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) issued by the staff of the SEC issued on April 12, 2021 (the “SEC Staff Statement”), the Company’s management further evaluated the warrants under Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.

Based on management’s evaluation, in consultation with the Audit Committee, the Company concluded that the Company’s warrants are not indexed to the Company’s common stock in the manner contemplated by ASC 815-40. As a result, the Company is reclassifying the warrants as derivative liabilities measured at their estimated fair values at the end of each reporting period and recognizing changes in the estimated fair value of the derivative instruments from the prior period in the Company’s operating results for the current period. Additionally, the Company determined that the forward contract for additional Private Placement Warrants that will be issued upon each 6-month extension of time to consummate an initial business combination also meets the definition of a derivative liability in accordance with ASC 815-40.

The Company also restated its financial statements to classify all Class A common stock in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, Distinguishing Liabilities from Equity – SEC Materials (“ASC 480-10-S99”), redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 1,100,888 shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The Company’s accounting for the warrants, forward contract, and Class A common stock will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The following tables summarize the effect of the restatement on each financial statement line items as of the dates, and for the period, indicated:

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Public warrants derivative liability	$—	19,435,000	19,435,000
Private warrant derivative liability	—	17,080,500	17,080,500
Forward contract derivative liability	—	3,542,000	3,542,000
Total liabilities	8,402,051	40,057,500	48,459,511
Class A common stock subject to possible redemption	221,181,032	11,118,968	232,300,000
Total temporary equity	221,181,032	11,118,968	232,300,000
Class A common stock	110	(110)	—
Additional paid-in capital	5,350,190	(5,350,190)	—
Accumulated deficit	(350,866)	(45,826,168)	(46,177,034)
Total stockholders’ equity (deficit)	5,000,009	(51,176,468)	(46,176,459)
Statement of Operations
Change in fair value of derivative liability	$—	$(15,457,500)	$(15,457,500)
Transaction costs allocated to warrant issuance	—	(854,301)	(854,301)
Other less, net	2,673	(16,311,801)	(16,309,128)
Net loss	(350,866)	(16,311,801)	(16,662,667)
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.07)	(3.13)	(3.20)
Statement of Cash Flows
Net loss	$(350,866)	$(16,311,801)	$(16,662,667)
Transaction costs allocated to warrant issuance	—	854,301	854,301
Changes in fair value of derivative liability	—	15,457,500	15,457,500

	November 19, 2020
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Public warrants derivative liability	—	14,950,000	14,950,000
Private warrant derivative liability	—	12,738,000	12,738,000
Forward contract derivative liability	—	1,104,000	1,104,000
Total liabilities	8,519,093	28,792,000	37,311,993
Class A common stock subject to possible redemption	221,530,900	11,118,968	232,300,000
Total temporary equity	221,530,900	11,118,968	232,300,000
Class A common stock	107	(107)	—
Additional paid-in capital	5,000,325	(5,000,325)	—
Accumulated deficit	(1,000)	(34,560,668)	(34,561,668)
Total stockholders’ equity (deficit)	5,000,007	(39,561,100)	(34,561,093)

ZANITE ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period ended December 31, 2020 are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants, forward contract to issue additional warrants, and Class A common stock in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant and forward contract derivative liabilities. Accordingly, the actual results could differ significantly from those estimates.

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

ZANITE ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

Offering Costs

Offering costs consist of legal, accounting, underwriting, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,143,093 were recognized with $854,301 allocated to the Public Warrants, included in the Statement of Operations as a component of other income/(expense) and $12,288,792 included in stockholders’ equity upon completion of the Initial Public Offering. Deferred underwriting commissions are classified as a long-term liability due to their encumbrance to the trust account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the Statement of Operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Fair Value Measurements

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

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

See Note 11 for additional information on assets and liabilities measured at fair value.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

As discussed in Note 4, all of the 23,000,000 Class A Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. Accordingly, all of the Company’s Class A common stock are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

ZANITE ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From August 7, 2020 (inception) Through December 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,673
Income and Franchise Tax	(2,673)

Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00
Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(16,662,667)
Redeemable Net Earnings	—

Non-Redeemable Net Loss	$(16,662,667)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,214,286
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(3.20)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consisted of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

All of the 23,000,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A common stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A Common Stock classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

Our Class A Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). The Company elected to remeasure the Class A common stock to the redemption amount immediately upon the closing of the Initial Public Offering.

As of December 31, 2020, the Class A common stock reflected on the balance sheet are reconciled in the following table:

As of December 31, 2020
Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	$-14,950,000
Class A common stock issuance costs	$-12,288,792

Plus:
Immediate remeasurement of the Class A common stock to the redemption amount	$29,538,792

Contingently redeemable Class A common stock	$232,300,000

The immediate remeasurement of the Class A common stock to the redemption amount includes $2,300,000 related to the difference between the issuance price of $10 per Unit and the redemption price of $10.10 for the 23,000,000 Class A shares issued.

ZANITE ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,650,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant or $9,650,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. As the fair value of the Private Placement Warrants exceeded the purchase price, the Company recorded an expense of $3,088,000 related to the sale of the Private Placement Warrants. This amount is reflected in the Company’s statement of operations as part of the change in fair value of derivative liabilities expense.

Additionally, the Company is obligated to issue an additional 2,300,000 Private Place Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, or $2,300,000, for each 6-month extension of the Company’s period to consummate an initial business combination. The terms of the additional Private Placement Warrants, if issued, will be consistent with the initial 9,650,000 Private Placement Warrants issued to the Sponsors at the Initial Public Offering. The Company recorded an expense of $1,104,000 for the initial recognition of the forward contract derivative liability. This amount is reflected in the Company’s statement of operations as part of the change in fair value of derivative liabilities expense.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding.

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

NOTE 9. WARRANTS LIABILITIES

As of December 31, 20201, the Company issued 11,500,000 warrants to purchase Class A shares to investors in the Company’s Initial Public Offering and simultaneously issued 9,650,000 Private Placement Warrants.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 10. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets
Net operating loss carryforward	$16,318
Organizational costs/Startup expenses	57,364

Total deferred tax assets	$73,682
Valuation allowance	(73,682)

Deferred tax assets, net of allowance	$—

ZANITE ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative liabilities	(19.5)%
Transaction costs allocated to warrant issuance	(1.1)%
Change in valuation allowance	(0.4)%

Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

ZANITE ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. FAIR VALUE MEASUREMENTS

Marketable Securities Held in Trust Account

At December 31, 2020, assets held in the Trust Account were comprised of $232,302,673 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2020, the Company did not withdraw any interest earned on the Trust Account.

Warrants and Forward Contract Derivative Liabilities

At December 31, 2020, the Company’s warrant liability was valued at $36,515,500 and its forward contract liability to issue additional warrants was valued at $3,542,000. Under the guidance in ASC 815-40 the warrants and forward contract do not meet the criteria for equity treatment. As such, the warrants and forward contract must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant and forward contract liability will be adjusted to fair value, with the change in fair value recognized in the Company’s Statement of Operations.

Recurring Fair Value Measurements

The following table presents fair value information as of December 31, 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s investments held in the Trust Account consist of U. S. Treasury Bills or U.S. Money Market, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The fair value of the warrants and forward contract are classified within Level 3 of the fair value hierarchy. The fair value of the Company’s warrants and forward contract are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. Transfers to / from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. For the period ending December 31, 2020 there were no transfers into or out of Level 1, Level 2 or Level 3 classification.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$232,302,673	$—	$—
Liabilities:
Public Warrants	$—	$—	$19,435,000
Private Warrants	$—	$—	$17,080,500
Forward Contract	$—	$—	$3,542,000

Measurement

The Company established the initial fair value for the warrant liability and forward contract liability on November 19, 2020, the date of the consummation of the Company’s IPO. On December 31, 2020 the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. The Company valued the forward contract to issue additional Private Warrants by determining the difference between the purchase price and the valuation of the underlying Private Warrants, as described above, and used a probability-weighted average to estimate the number of additional Private Warrants to be issued. For the Public Warrants, the Company allocated the proceeds received from the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant) first to the Public Warrants based on their fair values as determined at initial measurement with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity). The Warrants and forward contract were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows at initial measurement and at December 31, 2020:

Input	November 19, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.51%	0.50%
Expected term (years)	6.0	6.0
Expected volatility	20.0%	25.0%
Exercise price	$11.50	$11.50
Dividend yield	0%	0%
Expected stock price at De-SPAC	$10.00	$10.00
Probability-weighted average of additional shares to be issued for the forward contract	3,450,000	4,600,000

The change in the fair value of the derivative liabilities for the period ended December 31, 2020 is summarized as follows:

	Private Placement	Public	Forward Contract	Derivative Liabilities
Fair value at issuance November 19, 2020	$12,738,000	$14,950,000	$1,104,000	$28,792,000
Change in fair value	4,342,500	4,485,000	2,438,000	11,265,500

Fair value at December 31, 2020	$17,080,500	$19,435,000	$3,542,000	$40,057,500

The non-cash loss related to initial recognition of the Private Placement Warrant and forward contract derivative liabilities, as described in Note 5, is included in loss on change in fair value of derivative liabilities on the statement of operations.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any other subsequent events, other than as described below and herein, that would have required adjustment or disclosure in the financial statements that are not already disclosed.

On May 18, 2021, our Sponsor exercised its option to purchase 2,300,000 Private Placement Warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial business combination by 6 months, to November 19, 2021. The Private Placement Warrants issued on May 18, 2021 are identical to the Private Placement Warrants sold to the Sponsor in connection with the Company’s initial public offering. As a result of the sale the Company has issued a total of 11,950,000 Private Placement Warrants.