Form 10-Q
period 2021-03-31
Zanite Acquisition Corp.
filed 2021-06-21
CIK 1823652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 21, 2021, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ZANITE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

ZANITE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$1,503,349	$1,971,811
Prepaid expenses	288,910	308,608

Total Current Assets	1,792,259	2,280,419
Investments held in trust account	232,308,402	232,302,673

Total Assets	$234,100,661	$234,583,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$241,042	$352,051

Total Current Liabilities	241,042	352,051
Derivative liabilities	27,939,000	40,057,500
Deferred underwriting fee payable	8,050,000	8,050,000

Total Liabilities	36,230,042	48,459,551

Commitments and contingencies
Class A common stock subject to possible redemption, 23,000,000 and 23,000,000 shares at $10.10 per share redemption value as of March 31, 2021, and December 31, 2020, respectively	232,300,000	232,300,000
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized;	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(34,429,956)	(46,177,034)

Total Stockholders’ Equity	(34,429,381)	(46,176,459)

Total Liabilities and Stockholders’ Equity	$234,100,661	$234,583,092

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

General and administrative expenses	$377,151

Loss from operations	(377,151)
Other income:
Interest earned on marketable securities held in Trust Account	5,729
Change in fair value of derivative liabilities	12,118,500

Net Income	$11,747,078

Weighted average shares outstanding of Class A redeemable common stock	23,000,000

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000

Basic and diluted net income per share, Class B	$2.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	—	$—	5,750,000	$575	$—	$(46,177,034)	$(46,176,459)
Net income	—	—	—	—	—	11,747,078	11,747,078

Balance – March 31, 2021	—	$—	5,750,000	$575	$—	$(34,429,956)	$(34,429,381)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$11,747,078
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(12,118,500)
Interest earned on investments held in Trust Account	(5,729)
Changes in operating assets and liabilities:
Prepaid expenses	19,698)
Accounts payable and accrued expenses	(111,009)

Net cash used in operating activities	(468,462)

Net Change in Cash	(468,462)
Cash – Beginning of period	1,971,811

Cash – End of period	$1,503,349

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 7, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, as well as activities related to identifying potential acquisitions. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

ZANITE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Company will have until November 19, 2021 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 19, 2021, the Company may, by resolution of its board of directors if requested by the Sponsor, extend the period of time the Company will have to consummate a Business Combination up to two times, each by an additional 6 months (until May 19, 2022), subject to the sponsor purchasing additional Private Placement Warrants. The Company’s stockholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of the Certificate of Incorporation, in order to extend the period of time to consummate a Business Combination in such a manner, the Sponsor, upon no less than five days’ advance notice prior to the applicable deadline, must purchase an additional 2,300,000 Private Placement Warrants, at a price of $1.00 per warrant and deposit the $2,300,000 in proceeds into the Trust Account on or prior to the date of the applicable deadline. In the event that the Company receives notice from the Sponsor five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds have been timely deposited. Our sponsor has the option to accelerate its purchase of 2,300,000 Private Placement Warrants at any time prior to the consummation of the Business Combination with the same effect of extending the time the Company will have to consummate a Business Combination by 6 months (see Note 10).

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

MARCH 31, 2021

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 19, 2021, then the Company may cease all operations except for the purpose of liquidating unless a resolution of its board of directors is passed at the request of the Sponsor to extend the period of time the Company will have to consummate a Business Combination by an additional 6 months (until May 19, 2022) subject to the Sponsor purchasing additional Private Placement Warrants. The uncertainty surrounding the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 19, 2021.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on June 14, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

MARCH 31, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (November 19, 2020) and re-valued at each reporting date, with changes in the fair value reported in the Statement of Operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

Fair Value Measurements

The Company complies with ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

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

ZANITE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

See Note 9 for additional information on assets and liabilities measured at fair value.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 21,150,000 shares of Class A common stock in the aggregate.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$5,729
Income and Franchise Tax	$(5,729)

Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00
Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$11,747,078
Redeemable Net Earnings	—

Non-Redeemable Net Earnings	$11,747,078
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000
Income/Basic and Diluted Non-Redeemable Class B Common Stock	$2.04

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

ZANITE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020.The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

As of March 31, 2020, the Class A common stock reflected on the balance sheet are reconciled in the following table:

As of December 31, 2020
Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	$(14,950,000)
Class A common stock issuance costs	$(12,288,792)

Plus:
Immediate remeasurement of the Class A common stock to the redemption amount	$29,538,792

Contingently redeemable Class A common stock	$232,300,000

The immediate remeasurement of the Class A common stock to the redemption amount includes $2,300,000 related to the difference between the issuance price of $10 per Unit and the redemption price of $10.10 for the 23,000,000 Class A shares issued.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,650,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant or $9,650,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. Additionally, our Sponsor is required to purchase an additional 2,300,000 Private Place Warrants for each 6-month extension of the Company’s period to consummate an initial business combination. As the fair value of the Private Placement Warrants exceeded the purchase price, the Company recorded an expense of $3,088,000 related to the sale of the Private Placement Warrants. This amount is reflected in the Company’s statement of operations for the period ended December 31, 2020 as part of the change in fair value of derivative liabilities expense.

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

ZANITE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an administrative services agreement, commencing on November 19, 2020, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, no amounts were outstanding under the Working Capital Loans.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

ZANITE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of December 31, 2020, the Company issued 11,500,000 warrants to purchase Class A shares to investors in the Company’s Initial Public Offering and simultaneously issued 9,650,000 Private Placement Warrants.

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

MARCH 31, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $232,308,402 and $232,302,673 in money market funds which are invested primarily in U.S. Treasury Securities. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest earned on the Trust Account.

Warrant and Forward Contract Liability

At March 31, 2021 and December 31, 2020, the Company’s warrant liability was valued at $26,938,500 and $36,515,500, respectively, and its forward contract to acquire additional warrants liability was valued at $1,000,500 and $3,542,000, respectively. Under the guidance in ASC 815-40 the warrants and forward contract do not meet the criteria for equity treatment. As such, the warrants and forward contract must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s Statement of Operations.

ZANITE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Recurring Fair Value Measurements

The following table presents fair value information as of March 31, 2021 and December 31, 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s investments held in the Trust Account consist of U. S. Treasury Bills or U.S. Money Market, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s Forward Contract liability, and Private Warrant liability as of March 31, 2021 and December 31, 2020, and Public Warrant liability as of December 31, 2020 are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. For the three months ended March 31, 2021, the value of the Public Warrant liability was transferred out of Level 3 and into Level 1 classification. The Public Warrant liability moved from Level 3 to Level 1 during the three months ended March 31, 2021 after the Public Warrants began active trading.

Description	Level	March 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$232,308,402	$232,302,673
Liabilities:
Public Warrants	1	$14,490,000	—
Public Warrants	3	—	$19,435,000
Private Warrants	3	$12,448,500	$17,080,500
Forward Contract	3	$1,000,500	$3,542,000

Measurement

The Company established the initial fair value for the warrant liability and forward contract liability on November 19, 2020, the date of the consummation of the Company’s IPO. On December 31, 2020 the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. The Company valued the forward contract to issue additional Private Warrants by determining the difference between the purchase price and the valuation of the underlying Private Warrants, as described above, and used a probability-weighted average to estimate the number of additional Private Warrants to be issued. For the Public Warrants, the Company allocated the proceeds received from the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant) first to the Public Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), and Class A common stock (permanent equity). The Private Placement Warrants and forward contract were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. As of March 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

The key inputs into the Monte Carlo simulation model (December 31, 2020 only) and the modified Black-Scholes model were as follows at March 31, 2021 (Private Warrants only) and December 31, 2020:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	1.04%	0.50%
Expected term (years)	5.5	6.0
Expected volatility	18.8%	25.0%
Exercise price	$11.50	$11.50
Dividend yield	0%	0%
Expected stock price at De-SPAC	$9.95	$10.00
Probability-weighted average of additional shares to be issued for the forward contract	3,450,000	4,600,000

The change in the fair value of the derivative liabilities for the period ended March 31, 2021 is summarized as follows:

	Private Placement	Public	Forward Contract	Derivative Liabilities
Fair value as of January 1, 2021	$17,080,500	$19,435,000	$3,542,000	$40,057,500
Change in valuation inputs or other assumptions	(4,632,000)	(4,945,000)	(2,541,500)	(12,118,500)

Fair value as of March 31, 2021	12,448,500	14,490,000	1,000,500	27,939,000

There were transfers out of Level 3 of the fair value hierarchy into Level 1 totaling $19,435,000 during the quarter ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as described below, that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and activities in connection with searching for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $11,747,078, which consists of a change in fair value of warrant liabilities of $12,118,500 and interest income on marketable securities held in the Trust Account of $5,729, offset by operating costs of $377,151.

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

For the three months ended March 31, 2021, net cash used in operating activities was $468,462. Net income of $11,747,078 was affected by change in fair value of warrant liabilities of $12,118,500 and interest income on marketable securities held in the Trust Account of $5,729. Changes in operating assets and liabilities used $91,311 of cash for operating activities.

At March 31, 2021, we had marketable securities held in the Trust Account of $232,308,402 . We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $1,503,349 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until November 19, 2021 to consummate a Business Combination unless a resolution is passed by our board of directors at the request of the Sponsor to extend the period of time the Company will have to consummate a Business Combination, which may occur one more time, for an additional 6 months (until May 19, 2022), subject to the Sponsor purchasing additional Private Placement Warrants. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated within the completion window, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the completion window.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-chief executive officers and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and in light of the SEC’s Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, promulgated on April 12, 2021, our management has concluded that, solely due to the industry-wide issues and related insufficient risk assessment of the underlying accounting for certain financial instruments resulting in the material weakness in our internal control over financial reporting described in our Annual Report on 10-K/A, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in the Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K/A filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

ZANITE ACQUISITION CORP.

Date: June 21, 2021	By:	/s/ Steven H. Rosen
	Name:	Steven H. Rosen
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: June 21, 2021	By:	/s/ Michael A. Rossi
	Name:	Michael A. Rossi
	Title:	Chief Financial Officer
(Principal Financial Officer)