Form 10-Q
period 2021-06-30
Zanite Acquisition Corp.
filed 2021-08-13
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
As of August 13, 2021, there wer
e
23,000,000
shares of Class A common stock and
5,750,000
shares of Class B common stock, $0.0001 par value, issued and outstanding.

ZANITE ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

i

ZANITE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$1,334,405	$1,971,811
Prepaid expenses	218,028	308,608

Total Current Assets	1,552,433	2,280,419
Investments held in trust account	234,614,222	232,302,673

Total Assets	$236,166,655	$234,583,092

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$2,591,908	$352,051

Total Current Liabilities	2,591,908	352,051
Derivative liabilities	29,289,600	40,057,500
Deferred underwriting fee payable	8,050,000	8,050,000

Total Liabilities	39,931,508	48,459,551

Commitments and contingencies
Class A common stock subject to possible redemption, 23,000,000 shares at $10.10 per share redemption value as of June 30, 2021, and December 31, 2020	232,300,000	232,300,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized;	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(36,065,428)	(46,177,034)

Total Stockholders’ Deficit	(36,064,853)	(46,176,459)

Total Liabilities and Stockholders’ Deficit	$236,166,655	$234,583,092

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$2,590,692	$2,967,843

Loss from operations	(2,590,692)	(2,967,843)
Other income:
Interest earned on investments held in Trust Account	5,820	11,549
Change in fair value of derivative liabilities	742,400	12,860,900

Total other income, net	748,220	12,872,449
(Loss) income before income taxes	(1,842,472)	9,904,606
(Provision) Benefit for income taxes	—	—

Net (loss) income	$(1,842,472)	$9,904,606

Weighted average shares outstanding of Class A redeemable common stock	23,000,000	23,000,000

Basic and diluted net (loss) income per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	5,750,000	5,750,000

Basic and diluted net (loss) income per share, Class B	$(0.32)	$1.72

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	5,750,000	$575	$—	$(46,177,034)	$(46,176,459)
Net income	—	—	—	—	—	11,747,078	11,747,078

Balance – March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(34,429,956)	$(34,429,381)
Cash paid in excess of fair value of private warrants	—	—	—	—	—	207,000	207,000
Net loss	—	—	—	—	—	(1,842,472)	(1,842,472)

Balance – June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(36,065,428)	$(36,064,853)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$9,904,606
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(12,860,900)
Interest earned on investments held in Trust Account	(11,549)
Changes in operating assets and liabilities:
Prepaid expenses	90,580
Accrued expenses	2,239,857

Net cash used in operating activities	(637,406)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(2,300,000)

Net cash used in investing activities	(2,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Private Placements Warrants	2,300,000

Net cash provided by financing activities	2,300,000

Net Change in Cash	(637,406)
Cash – Beginning of period	1,971,811

Cash – End of period	$1,334,405

Non-Cash Investing and Financing Activities:
Initial classification of warrants	$2,093,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, as well as activities related to identifying potential acquisitions. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2021
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
The Company will have until November 19, 2021 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 19, 2021, the Company may, by resolution of its board of directors if requested by the Sponsor, extend the period of time the Company will have to consummate a Business Combination by an additional 6 months (until May 19, 2022), subject to the sponsor purchasing additional Private Placement Warrants. The Company’s stockholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of the Certificate of Incorporation, in order to extend the period of time to consummate a Business Combination in such a manner, the Sponsor, upon no less than five days’ advance notice prior to the applicable deadline, must purchase an additional 2,300,000 Private Placement Warrants, at a price of $1.00 per warrant and deposit the $2,300,000 in proceeds into the Trust Account on or prior to the date of the applicable deadline. In the event that the Company receives notice from the Sponsor five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds have been timely deposited. Our sponsor has the option to accelerate its purchase of 2,300,000 Private Placement Warrants at any time prior to the consummation of the Business Combination with the same effect of extending the time the Company will have to consummate a Business Combination by 6 months (see Note 10).
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
or
18-month
period from the closing of the Initial Public Offering in which the Company must complete a Business Combination if the Sponsor has extended the period of time for the Company to consummate a Business Combination by purchasing additional Private Placement Warrants, and (ii) such other time period in which the Company must consummate a Business Combination pursuant to an amendment to the Certificate of Incorporation (see Note 4).
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
JUNE 30, 2021
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K/A
as filed with the SEC on June 14, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
JUNE 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in Trust
At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.
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
Fair Value Measurements
The Company complies with ASC 820,
 Fair Value Measurements
, for its financial assets and liabilities that are
re-measured
and reported at fair value at each reporting period, and
non-financial
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
JUNE 30, 2021
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
As discussed in Note 4, all of the 23,000,000

Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. Accordingly, all of the Company’s shares of Class A common stock are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Net Income (Loss) per Common Share
Net income (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 23,450,000 shares of Class A common stock in the aggregate.
The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable
common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of shares of Class B non-redeemable
common stock outstanding for the period. Class B
non-redeemable
common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$5,820	$11,549
Income and Franchise Tax	(5,820)	(11,549)

Net Earnings	$—	$—

Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	23,000,000	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00
Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net (Loss) Income	$(1,842,472)	$9,904,606
Redeemable Net Earnings	—	—

Non-Redeemable Net (Loss) Income	$(1,842,472)	$9,904,606
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	5,750,000	5,750,000
Income/(loss) Basic and Diluted Non-Redeemable Class B Common Stock	$(0.32)	$1.72
As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the stockholders.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020.The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

As of June 30, 2021, the Class A common stock reflected on the balance sheet is reconciled in the following table:

As of June 30, 2021
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
On May 18, 2021, our Sponsor exercised its option to purchase 2,300,000 Private Placement Warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial business combination by 6 months, to November 19, 2021. The transaction resulted in a partial settlement of the forward contract, which resulted in a realized gain of $207,000 during the period. The Private Placement Warrants issued on May 18, 2021 are identical to the Private Placement Warrants sold to the Sponsor in connection with the Company’s initial public offering. Additionally, the Company still recognizes a forward contract derivative liability related to the Company’s obligation to potentially issue additional Private Placement Warrants for the second
6-month
extension.
The Company has issued a total of 11,950,000 Private Placement Warrants as of June 30, 2021.
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

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Administrative Services Agreement
The Company entered into an administrative services agreement, commencing on November 19, 2020, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.
Promissory Notes — Related Party
On August 7, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $90,093 was subsequently repaid on November 23, 2020. This facility is no longer available.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, no amounts were outstanding under the Working Capital Loans.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
JUNE 30, 2021
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
NOTE 9. FAIR VALUE MEASUREMENTS
Investments Held in Trust Account
At June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $234,614,222 and $232,302,673 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. During the three and six months ended June 30, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest earned on the Trust Account.
Warrant and Forward Contract Liability
At June 30, 2021 and December 31, 2020, the Company’s warrant liability was valued at $28,848,000 and $36,515,500, respectively, and its forward contract to acquire additional warrants liability was valued at $441,600 and $3,542,000, respectively. Under the guidance in ASC
815-40
the warrants and forward contract do not meet the criteria for equity treatment. As such, the warrants and forward contract must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s Statement of Operations.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Recurring Fair Value Measurements
The following table presents fair value information as of June 30, 2021 and December 31, 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s investments held in the Trust Account consist of U. S. Treasury Bills or U.S. Money Market, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s Forward Contract liability, and Private Warrant liability as of June 30, 2021 and December 31, 2020, and Public Warrant liability as of December 31, 2020 are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. For the six months ended June 30, 2021, the value of the Public Warrant liability was transferred out of Level 3 and into Level 1 classification. The Public Warrant liability moved from Level 3 to Level 1 during the six months ended June 30, 2021 after the Public Warrants began active trading.

Description	Level	June 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$234,614,222	$232,302,673
Liabilities:
Public Warrants	1	$14,030,000	—
Public Warrants	3	—	$19,435,000
Private Warrants	3	$14,818,000	$17,080,500
Forward Contract	3	$441,600	$3,542,000
Measurement
The Company established the initial fair value for the warrant liability and forward contract liability on November 19, 2020, the date of the consummation of the Company’s IPO. On December 31, 2020 the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. The Company valued the forward contract to issue additional Private Warrants by determining the difference between the purchase price and the valuation of the underlying Private Warrants, as described above, and used a probability-weighted average to estimate the number of additional Private Warrants to be issued. For the Public Warrants, the Company allocated the proceeds received from the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant) first to the Public Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), and Class A common stock (permanent equity). The Private Placement Warrants and forward contract were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
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
The key inputs into the Monte Carlo simulation model (December 31, 2020 only) and the modified Black-Scholes model were as follows at June 30, 2021 (Private Warrants only) and December 31, 2020:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	0.95%	0.50%
Expected term (years)	5.0	6.0
Expected volatility	17.8%	25.0%
Exercise price	$11.50	$11.50
Dividend yield	0.0%	0.0%
Expected stock price at De-SPAC	$10.06	$10.00
Probability-weighted average of additional shares to be issued for the forward contract	1,840,000	4,600,000
The change in the fair value of the derivative liabilities for the period ended June 30, 2021 is summarized as follows:

	Private Placement	Public	Forward Contract	Derivative Liabilities
Fair value as of January 1, 2021	$17,080,500	$19,435,000	$3,542,000	$40,057,500
Sale of 2,300,000 warrants to Sponsor on May 19, 2021	2,093,000	—	—	2,093,000
Change in valuation inputs or other assumptions (1)	(4,355,500)	(5,405,000)	(3,100,400)	(12,860,900)

Fair value as of June 30, 2021	$14,818,000	$14,030,000	$441,600	$29,289,600

(1)
The change in valuation inputs or other assumptions for the Forward Contract includes a partial settlement of the Forward Contract related to the Sponsor’s exercise of its option to purchase 2,300,000 Private Placement Warrants. The Company realized a $207,000 gain during the period as part of the partial settlement of the Forward Contract derivative liability. See Note 4 for additional information.

There were transfers out of Level 3 of the fair value hierarchy into Level 1 totaling $19,435,000 during the six months ended June 30, 2021.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, that would have required adjustment or disclosure in the condensed financial statements.

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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and activities in connection with searching for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $1,842,472, which consists of operating costs of $2,590,692, offset by a change in fair value of warrant liabilities of $742,400 and interest income on marketable securities held in the Trust Account of $5,820.
For the six months ended June 30, 2021, we had a net income of $9,904,606, which consists of a change in fair value of warrant liabilities of $12,860,900 and interest income on marketable securities held in the Trust Account of $11,549, offset by operating costs of $2,967,843.
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
For the six months ended June 30, 2021, net cash used in operating activities was $637,406. Net income of $9,904,606 was affected by change in fair value of warrant liabilities of $12,860,900 and interest income on marketable securities held in the Trust Account of $11,549. Changes in operating assets and liabilities provided $2,330,437 of cash for operating activities.
At June 30, 2021, we had marketable securities held in the Trust Account of $234,614,222. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $1,334,405 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of June 30, 2021.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. We began incurring these fees on November 19, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.
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
All of the 23,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. Accordingly, all of the Company’s shares of Class A common stock are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Net Income (Loss) per Common Share
We apply the
two-class
method in calculating earnings per share. Net income per common share, basic and diluted for Class A common stock, which is redeemable, is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock outstanding for the period. Net income per common share, basic and diluted for Class B common stock, which is non-redeemable, is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period presented.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our co-chief
executive officer and chief financial officer (our “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15
(e) and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due solely to the previously reported material weakness in our internal control over financial reporting related to our classification of our warrants, forward contract to issue additional warrants and Class A common stock. This material weakness was identified and discussed in our Annual Report on Form
10-K/A
for the year ended December 31, 2020 filed with the SEC on June 14, 2021.
Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the unaudited condensed financial statements contained in this Form
10-Q
fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
In light of the material weakness described above, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.
While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Quarterly Report on Form
10-Q
for the quarter ended March 31, 2021 filed with the SEC on June 21, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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
Simultaneous with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the private placement to our Sponsor of an aggregate of 9,650,000 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,650,000. On May 18, 2021, our Sponsor exercised its option to purchase 2,300,000 Private Placement Warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial business combination by 6 months, to November 19, 2021. Both issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

ZANITE ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Steven H. Rosen
	Name:	Steven H. Rosen
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Michael A. Rossi
	Name:	Michael A. Rossi
	Title:	Chief Financial Officer
(Principal Financial Officer)