Form 10-Q
period 2021-09-30
Zanite Acquisition Corp.
filed 2021-11-12
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
(216
)292-0200
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
Rule12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act):    Yes  ☒    No  ☐
As of November
12
, 2021, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ZANITE ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from August 7, 2020 (Inception) through September 30, 2020	2

	Unaudited Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the period from August 7, 2020 (Inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from August 7, 2020 (Inception) through September 30, 2020	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Control and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

i

ZANITE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash	$1,074,408	$1,971,811
Prepaid expenses	150,611	308,608

Total Current Assets	1,225,019	2,280,419
Investments held in trust account	234,620,136	232,302,673

Total Assets	$235,845,155	$234,583,092

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,070,247	$352,051

Total Current Liabilities	4,070,247	352,051
Derivative liabilities	19,472,500	40,057,500
Deferred underwriting fee payable	8,050,000	8,050,000

Total Liabilities	31,592,747	48,459,551

Commitments and contingencies
Class A common stock subject to possible redemption, 23,000,000 shares at $10.20 and $10.10 per share redemption value as of September 30, 2021, and December 31, 2020, respectively	234,600,000	232,300,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized;	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(30,348,167)	(46,177,034)

Total Stockholders’ Deficit	(30,347,592)	(46,176,459)

Total Liabilities and Stockholders’ Deficit	$235,845,155	$234,583,092

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 7, 2020 (Inception) through September 30, 2020
General and administrative expenses	$1,805,753	$4,773,596	$1,000

Loss from operations	(1,805,753)	(4,773,596)	(1,000)
Other income:
Interest earned on investments held in Trust Account	5,914	17,463	—
Change in fair value of derivative liabilities	9,817,100	22,678,000	—

Total other income, net	9,823,014	22,695,463	—
Net income (loss)	$8,017,261	$17,921,867	$(1,000)

Basic and diluted weighted average shares outstanding of Class A common stock	23,000,000	23,000,000	—

Basic and diluted net income (loss) per share, Class A	$0.28	$0.62	$—

Basic and diluted weighted average shares outstanding of Class B common stock	5,750,000	$5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B	$0.28	0.62	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)
REVISED
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	5,750,000	$575	$—	$(46,177,034)	$(46,176,459)
Net income	—	—	—	—	—	11,747,078	11,747,078

Balance – March 31, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(34,429,956)	$(34,429,381)
Cash paid in excess of fair value of private warrants	—	—	—	—	—	207,000	207,000
Accretion of Class A common stock subject to redemption						(2,300,000)	(2,300,000)
Net loss	—	—	—	—	—	(1,842,472)	(1,842,472)

Balance – June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$—	$(38,365,428)	$(38,364,853)
Net income	—	—	—	—	—	8,017,261	8,017,261

Balance – September 30, 2021 (unaudited)	—	—	5,750,000	$575	$—	$(30,348,167)	$(30,347,592)

FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 7, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(1,000)	(1,000)

Balance – September 30, 2020	5,750,000	575	$24,425	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2021	For The Period From August 7, 2020 (Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$17,921,867	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(22,678,000)	—
Interest earned on marketable securities held in Trust Account	(17,463)	—
Changes in operating assets and liabilities:
Prepaid expenses	157,997	—
Accounts payable and accrued expenses	3,718,196	1,000

Net cash used in operating activities	(897,403)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(2,300,000)	—

Net cash used in investing activities	(2,300,000)	—
Cash Flows from Financing Activities:
Proceeds from sale of Private Placements Warrants	2,300,000	—

Net cash provided by financing activities	2,300,000	—
Net Change in Cash	(897,403)	—
Cash – Beginning of period	1,971,811	—

Cash – End of period	$1,074,408	$—

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

Offering costs included in accrued offering costs	$—	$47,852

Offering costs paid through promissory note	$—	$60,000

Change in value of Class A common stock subject to possible redemption	$2,300,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 7, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, as well as activities related to identifying potential acquisitions. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
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
SEPTEMBER 30, 2021
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
The Company will have until November 19, 2021 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 19, 2021, the Company may, by resolution of its board of directors if requested by the Sponsor, extend the period of time the Company will have to consummate a Business Combination by an additional 6 months (until May 19, 2022), subject to the sponsor purchasing additional Private Placement Warrants. The Company’s stockholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of the Certificate of Incorporation, in order to extend the period of time to consummate a Business Combination in such a manner, the Sponsor, upon no less than five days’ advance notice prior to the applicable deadline, must purchase an additional 2,300,000 Private Placement Warrants, at a price of $1.00 per warrant and deposit the $2,300,000 in proceeds into the Trust Account on or prior to the date of the applicable deadline, increasing the redemption value of Class A shares to $10.30. In the event that the Company receives notice from the Sponsor five days prior to the applicable deadline of its wish for the Company to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds have been timely deposited. Our sponsor has the option to accelerate its purchase of

2,300,000
Private Placement Warrants at any time prior to the consummation of the Business Combination with the same effect of extending the time the Company will have to consummate a Business Combination by
6
months (see Note
10)
.
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

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount deposited into the Trust Account ($10.20).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of th
e
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification
(“ASC”)205-40,“Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 19, 2021, then the Company may cease all operations except for the purpose of liquidating unless a resolution of its board of directors is passed at the request of the Sponsor to extend the period of time the Company will have to consummate a Business Combination by an additional 6 months (until May 19, 2022) subject to the Sponsor purchasing additional Private Placement Warrants (see Note 10). The uncertainty surrounding the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 19, 2021.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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
as filed with the SEC on June 14, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
SEPTEMBER 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Investments Held in Trust
At September 30, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts presented in the accompanying condensed balance sheets, primarily due to their short-term nature.
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
SEPTEMBER 30, 2021
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
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the
warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 23,450,000 Class A common stocks in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings
of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 7, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$6,413,809	$1,603,452	$14,337,494	$3,584,373	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	—	5,000,000

Basic and diluted net income (loss) per common stock	$0.28	$0.28	$0.62	$0.62	$—	$—

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020.The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity.
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU2020-06
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
All of the 23,000,000 Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection the Company’s amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Given that the Class A common stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity is the allocated proceeds based on the guidance in
ASC470-20.
Our Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC480-10-S99.
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

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

As of September 30, 2021, the Class A common stock reflected on the balance sheet is reconciled in the following table:

As of September 30, 2021
Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	$(14,950,000)
Class A common stock issuance costs	$(12,288,792)
Plus:
Accretion of the Class A common stock to the redemption amount	$31,838,792

Contingently redeemable Class A common stock	$234,600,000

The Class A common stock subject to redemption amount includes

$
2,300,000
from net proceeds of the sale of the Units in the Initial Public Offering and an additional $2,300,000 from Private Placement War
r
ants for the exercise of the initial 6-month extension of the Company’s period to consummate an initial business combination.
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
On May 18, 2021, our Sponsor exercised its option to purchase 2,300,000 Private Placement Warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial business combination by 6 months, to November 19, 2021. The transaction resulted in a partial settlement of the forward contract, which resulted in a realized gain of $207,000 during the period. The Private Placement Warrants issued on May 18, 2021 are identical to the Private Placement Warrants sold to the Sponsor in connection with the Company’s initial public offering. Additionally, the Company still recognizes a forward contract derivative liability related to the Company’s obligation to potentially issue additional Private Placement Warrants for the second
6-month
extension
 (see Note 10).
The Company has issued a total of 11,950,000 Private Placement Warrants as of September 30, 2021.
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

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Administrative Services Agreement
The Company entered into an administrative services agreement, commencing on November 19, 2020, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, of which $60,000 is included in accrued expenses in the accompanying condensed balance sheets, respectively. For the period from August 7, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, no amounts were outstanding under the Working Capital Loans.
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
Contingent Fee Agreement
On May 6, 2021, the Company entered into an agreement with a vendor for financial due diligence services related to the Business Combination. The agreement has a contingent fee element whereby

50
%
of the fees incurred for the services rendered are contingent upon the consummation of the Business Combination. The amount of contingent fees incurred as of September 30, 2021, which would be become payable upon consummation of a Business Combination, is
$
253,438
.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Class
 A Common Stock
—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 23,000,000 shares of Class A common stock issued and outstanding.
Class
 B Common Stock
—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
SEPTEMBER 30, 2021
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
NOTE 9. FAIR VALUE MEASUREMENTS
Investments Held in Trust Account
At September 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $234,620,136 and $232,302,673 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. During the three and nine months ended September 30, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest earned on the Trust Account.
Warrant and Forward Contract Liability
At September 30, 2021 and December 31, 2020, the Company’s warrant liability was valued at

$
19,817,500
and $
36,515,500
,
respectively, and its forward contract to acquire additional warrants liability was valued as an asset in the amount of
$
345,000
and valued as a liability in the amount of
$
3,542,000
,
respectively. Under the guidance in ASC
815-40
the warrants and forward contract do not meet the criteria for equity treatment. As such, the warrants and forward contract must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s Statements of Operations.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Recurring Fair Value Measurements
The following table presents fair value information as of September 30, 2021 and December 31, 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s investments held in the Trust Account consist of U. S. Treasury Bills or U.S. Money Market, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s Forward Contract liability, and Private Warrant liability as of September 30, 2021 and December 31, 2020, and Public Warrant liability as of December 31, 2020 are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. For the nine months ended September 30, 2021, the value of the Public Warrant liability was transferred out of Level 3 and into Level 1 classification. The Public Warrant liability moved from Level 3 to Level 1 during the nine months ended September 30, 2021 after the Public Warrants began active trading.

Description	Level	September 30, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$234,620,136	$232,302,673
Forward Contract	3	$345,000	—
Liabilities:
Public Warrants	1	$9,660,000	—
Public Warrants	3	—	$19,435,000
Private Warrants	3	$10,157,500	$17,080,500
Forward Contract	3	$—	$3,542,000
Measurement
The Company established the initial fair value for the warrant liability and forward contract liability on November 19, 2020, the date of the consummation of the Company’s IPO. On December 31, 2020 the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a Monte C
a
rlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Warrants. The Company valued the forward contract to issue additional Private Warrants by determining the difference between the purchase price and the valuation of the underlying Private Warrants, as described above, and used a probability-weighted average to estimate the number of additional Private Warrants to be issued. For the Public Warrants, the Company allocated the proceeds received from the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant) first to the Public Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), and Class A common stock (permanent equity). The Private Placement Warrants and forward contract were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.
The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The key inputs into the Monte Carlo simulation model (December 31, 2020 only) and the modified Black-Scholes model were as follows at September 30, 2021 (Private Warrants only) and December 31, 2020:

Input	September 30, 2021	December 31, 2020
Risk-free interest rate	1.06%	0.50%
Expected term (years)	5.0	6.0
Expected volatility	13.0%	25.0%
Exercise price	$11.50	$11.50
Dividend yield	0.0%	0.0%
Expected stock price at De-SPAC	$10.11	$10.00
Probability-weighted average of additional shares to be issued for the forward contract	2,300,000	4,600,000
The change in the fair value of the derivative liabilities for the period ended September 30, 2021 is summarized as follows:

	Private Placement	Public	Forward Contract	Derivative Liabilities
Fair value as of January 1, 2021	$17,080,500	$19,435,000	$3,542,000	$40,057,500
Sale of 2,300,000 warrants to Sponsor on May 19, 2021	2,093,000	—	—	2,093,000
Change in valuation inputs or other assumptions (1)	(9,016,000)	(9,775,000)	(3,887,000)	(22,678,000)

Fair value as of September 30, 2021	$10,157,500	$9,660,000	$(345,000)	$19,472,500

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

There were transfers out of Level 3 of the fair value hierarchy into Level 1 totaling $19,435,000 during the nine months ended September 30, 2021.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as described below, that would have required adjustment or disclosure in the condensed financial statements.
On November 10, 2021, our Sponsor notified the Company of its election to purchase 2,300,000 Private Placement Warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial business combination by 6 months, to May 19, 2022.

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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and activities in connection with searching for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $8,017,261, which consists of a change in fair value of warrant liabilities of $9,817,100 and interest income on marketable securities held in the Trust Account of $5,914, offset by operating costs of $1,805,753.
For the nine months ended September 30, 2021, we had a net income of $17,921,867, which consists of a change in fair value of warrant liabilities of $22,678,000 and interest income on marketable securities held in the Trust Account of $17,463, offset by operating costs of $4,773,596.
For the period from August 7, 2020 (inception) through September 30, 2020, we had a net loss of $1,000, which consisted of general and administrative expenses.
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
For the nine months ended September 30, 2021, net cash used in operating activities was $897,403. Net income of $17,921,867 was affected by change in fair value of warrant liabilities of $22,678,000 and interest income on marketable securities held in the Trust Account of $17,463. Changes in operating assets and liabilities provided $3,876,193 of cash for operating activities.
At September 30, 2021, we had marketable securities held in the Trust Account of $234,620,136. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $1,074,408 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Going Concern
We have until November 19, 2021 to consummate a Business Combination unless a resolution is passed by our board of directors at the request of the Sponsor to extend the period of time the Company will have to consummate a Business Combination, which may occur one more time, for an additional 6 months (until May 19, 2022), subject to the Sponsor purchasing additional Private Placement Warrants. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated within the completion window, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the completion window. (see note 10)
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.
Net Income (Loss) per Common Share
Net loss per common stock is computed by dividing net loss by the weighted average number of common stocks outstanding during the period. We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As required by
Rules 13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021, and fully evidenced by September 30, 2021.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Quarterly Report on
Form10-Q
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On November 19, 2020, we consummated the Initial Public Offering of 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $230,000,000. BTIG, LLC acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1(No.333-349618).The
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

ZANITE ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ Steven H. Rosen
	Name:	Steven H. Rosen
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Michael A. Rossi
	Name:	Michael A. Rossi
	Title:	Chief Financial Officer
(Principal Financial Officer)