Form 10-K
period 2021-12-31
Zanite Acquisition Corp.
filed 2022-02-15
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2021, computed by reference to the closing price of the units reported on such date, as reported on The Nasdaq Stock Market LLC, was $231,380,000.
As of February
14
, 2022 there
were 23,000,000 shares of Class A common stock, par value $0.0001, and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.
Auditor Firm id:
Auditor Name
:
WithumSmith+Brown
, PC Auditor Location: New York, New York
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

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our pool of prospective target businesses;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our public securities’ potential liquidity and trading;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account (as described below) or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.
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
Prior to the consummation of the initial public offering, on August 7, 2020, we issued an aggregate of 5,750,000 shares (the “founder shares”) of our Class B common stock (the “Class B common stock”) to our Sponsor for an aggregate purchase price of $25,000 in cash. On October 15, 2020, our Sponsor transferred 250,000 founder shares to Ronald D. Sugar, our senior advisor, and 150,000 founder shares to each of John B. Veihmeyer, Larry R. Flynn and Gerard J. DeMuro, our then directors, resulting in our Sponsor holding 5,050,000 founder shares.
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
On May 18, 2021 and November 16, 2021, we completed the sale of total of 4,600,000 private placement warrants , 2,300,000 and 2,300,000, respectively, to our Sponsor for an aggregate purchase price of $4,600,000, to extend the period of time we will have to consummate our initial business combination by 12 months from the deadline of May 19, 2021 until May 19, 2022 (the “completion window”). The private placement warrants were identical to the private placement warrants sold to our Sponsor in connection with our initial public offering.
As of December 31, 2021, there was $236,926,076 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $23,403, and $475,339 of cash held outside the trust account. As of December 31, 2021, we have withdrawn $0 of interest earned from the trust account to pay taxes.
On December 21, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Embraer S.A., a Brazilian corporation (
sociedade anônima)
 (“Embraer”), Embraer Aircraft Holding, Inc., a Delaware corporation and a direct wholly owned subsidiary of Embraer (“EAH”), and EVE UAM, LLC, a Delaware limited liability company and a wholly owned subsidiary of EAH (“Eve”) that was formed for purposes of conducting all activities by or on behalf of Embraer or its subsidiaries related to research, design, development, testing, engineering, licensing, certification, manufacturing, procurement, assembling, packaging, sales support and after-sales support of, marketing, promotion, advertising, qualification, distribution, importation, fulfillment, offering, sale, deployment delivery, provision, exploitation, configuration, installation, integration, analysis, support, maintenance, repair, service, and other commercialization of or provision of services with respect to Eve’s passenger or cargo aircrafts with hybrid/electric propulsion with vertical take-off
and landing capabilities (“eVTOL”) and related products and services and the collection of systems and services (including organizations, airspace structures and procedures, environment and technologies) that support the integrated operation of UAM (as defined below) vehicles in low level airspace, which systems and services are directed to supporting UAM operations and enhancing the performance of UAM and low-level air
travel, which for avoidance of doubt does not include general air traffic management systems (“UATM”) for the market of a system for commercial or non-commercial passenger
or cargo air travel or transportation services, in each case, which involves an eVTOL vehicle and onboard/ground-piloted or autonomous piloting or operations (“UAM”) , in each case, excluding any of the following applications or uses whether or not in connection with eVTOL: crop dusting, defense or security businesses (the “UAM Business”).

Pursuant to the Business Combination Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, a series of related transactions occurred, or will occur, including the following (the transactions contemplated by the Business Combination Agreement): (x) pursuant to the terms of the Contribution Agreement, dated as of December 10, 2021, by and among Embraer, EAH, and Eve, (i) Embraer transferred certain assets and liabilities relating to the UAM Business to Eve or to EVE Soluções de Mobilidade Aérea Urbana Ltda., a Brazilian limited liability company (
sociedade limitada
) and a direct wholly owned subsidiary of Eve (the “Brazilian Subsidiary”), in exchange for the issuance of a number of limited liability company interests of Eve (the “Eve Interests”) as specified in the Contribution Agreement to Embraer (such issued Eve Interests, together with the Eve Interests that Embraer owned immediately prior to such issuance, together representing 100% of the issued and outstanding equity interests of Eve at the time of such issuance, the “Transferred Eve Interests”), and (ii) Embraer then transferred the Transferred Eve Interests to EAH in exchange for the issuance of such number of shares of common stock and shares of non-voting preferred
stock of EAH as set forth in the Contribution Agreement; (y) entered into a binding agreement with, and subject to the terms and conditions set forth therein, sold and transferred to KPI Jet, LLC (the “Unaffiliated Investor”) such shares of non-voting preferred
stock of EAH (the “Preferred Stock Sale”); and (z) upon the terms and subject to the conditions of the Business Combination Agreement, EAH, as the sole beneficial and record holder of all of the Transferred Eve Interests (being all of the issued and outstanding equity interests of Eve at such time), will contribute and transfer to Zanite, and Zanite will receive from EAH, all of the Transferred Eve Interests, as consideration and in exchange for the issuance and transfer by Zanite to EAH of 220,000,000 shares of common stock of Zanite, at the closing of our initial business combination.
The Business Combination Agreement provides that Eve’s, Embraer’s and EAH’s obligations to consummate our initial business combination are conditioned on, among other things, the Company having available cash of at least $350,000,000 from (i) the trust account (after deducting any amounts required to pay holders (“public stockholders”) who have elected to redeem their shares of Class A common stock included in the units sold by the Company in the initial public offering (the “public shares”) but prior to the payment of any transaction expenses or deferred compensation owed to the underwriters of the initial public offering) and (ii) the PIPE Investment (as defined below). Our initial business combination is also subject to the satisfaction or waiver of certain other closing conditions (including, without limitation, certain conditions precedent to the consummation of our initial business combination) as described in the preliminary proxy statement. If these conditions are not met, and such conditions are not waived, then the Business Combination Agreement could terminate and the proposed business combination may not be consummated. There can be no assurance that the parties to the Business Combination Agreement would waive any such provision of the Business Combination Agreement. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.
In connection with the transactions contemplated by the Business Combination Agreement, we have entered into subscription agreements dated December 21, 2021 and December 24, 2021 (collectively, the “Subscription Agreements”) with certain investors, including certain strategic investors, Sponsor and EAH (collectively, the “PIPE Investors”) pursuant to which we agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to the closing of our initial business combination, an aggregate of 31,500,000 shares of Class A common stock of Zanite, par value $0.0001 per share (the “Class A common stock” and, together with the “Class B common stock”, the “common stock”), at $10.00 per share, for an aggregate purchase price of $315,000,000, which includes the commitment of our Sponsor to purchase 2,500,000 shares of Class A common stock for a purchase price of $25,000,000 and the commitment of EAH to purchase 17,500,000 shares of Class A common stock for a purchase price of $175,000,000 (collectively, the “PIPE Investment”). In connection with the PIPE Investment, EAH has entered into arrangements with certain of such Strategic PIPE Investors to provide them with price protections in the amount of up to their $30 million aggregate commitments in the form of credits for parts and services or cash in exchange for the transfer of their shares to EAH following the closing of our initial business combination. The obligations of each party to consummate the PIPE Investment are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreement.
In addition, we have also entered into warrant agreements (collectively, the “Strategic Warrant Agreements”) with certain of the Strategic PIPE Investors, pursuant to which, and subject to the terms and conditions of each applicable warrant agreement, we have agreed to issue to the Strategic PIPE Investors warrants to purchase an aggregate amount of (i) 14,500,000 shares of common stock with an exercise price of $0.01 per share, (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share. Strategic Warrant Agreements provide for the issuance of such warrants upon the closing of our initial business combination and achievement of certain UAM Business milestones. In connection with the PIPE Investment, EAH has entered into arrangements with certain of such Strategic PIPE Investors to provide them with price protections in the amount of up to their $30 million aggregate commitments in the form of credits for parts and services or cash in exchange for the transfer of their shares to EAH following the closing of our initial business combination.

On December 30, 2021, we filed a preliminary proxy statement with the SEC setting forth all of the above information and inviting the Zanite stockholders to attend the special meeting in lieu of the 2022 annual meeting of the stockholders (the “special meeting”) to approve, among other things, the Business Combination Agreement and the transactions contemplated thereby.
On February 3, 2022, the Sponsor issued another unsecured promissory note to the Company (the “New Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The New Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of our initial business combination. The outstanding balance under the New Promissory Note is $0.
For more information regarding Eve, the Business Combination Agreement and our initial business combination, see the preliminary proxy statement/prospectus we filed on December 30, 2021.
Other than as specifically discussed, this report does not assume the closing of our initial business combination.
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
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of the Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
Selection of a target business and structuring of our initial business combination
While we may pursue an acquisition opportunity in any business industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and manage a business in the Aviation, Aerospace & Defense, Urban Mobility and Emerging Technology industries that can benefit from our differentiated and proprietary deal flow, leading brand name and global network. Our amended and restated certificate of incorporation (as amended on November 16, 2020, our “amended and restated certificate of incorporation”) prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. As described above, we have entered into the Business Combination Agreement.
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
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.
We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent valuation or appraisal firm that our initial business combination is fair to the Company from a financial point of view.
Redemption rights for holders of public shares upon consummation of our initial business combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.30 per public share as of December 31, 2021. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they hold in connection with the completion of our initial business combination.
Submission of our initial business combination to a stockholder vote
In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of our initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of our initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination.
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

The purpose of any such purchases of shares could be to (i) vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of the Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
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
Redemption of Public Shares and Liquidation if No Initial Business Combination
We will have until May 19, 2022 to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees
We currently have three executive officers: Steven H. Rosen, Kenneth C. Ricci and Michael A. Rossi. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of our initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Available Information
We are required to file Annual Reports on Form
10-K
and Quarterly Reports on Form
10-Q
with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form
8-K.
The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, we will provide copies of these documents without charge upon request from us in writing at 25101 Chagrin Boulevard, Suite 350, Cleveland, Ohio 44122 or by telephone at (216)
292-0200.
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

•
If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of our initial business combination, regardless of how our public stockholders vote.

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

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus outbreak and the status of equity and debt markets.

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

•
Nasdaq or the NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

•
If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for until May 19, 2022, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

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
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may not complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination , unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of our initial business combination, regardless of how our public stockholders vote.
Our initial stockholders will own 20% of our outstanding common stock immediately following the completion of the initial public offering. Our initial stockholders and management team also may from time to time purchase the Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 8,625,000, or 37.5%, of the 23,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have the initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
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
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing of our initial business combination, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.
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
If we seek stockholder approval of our initial business combination, our Sponsor, our initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of the Class A common stock.
If we seek stockholder approval of our initial business combination, and if we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.
In the event that our Sponsor, our initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of the Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve our initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by within the completion window or with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of our public shares if we do not complete our initial business combination within the completion window, subject to applicable law and as further described herein. In addition, if we do not complete an initial business combination within the completion window, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the completion window before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
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
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of the Class A common stock.
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
If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until May 19, 2022, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.
Of the net proceeds of the initial public offering, only $2,000,000 will be available to us initially outside the trust account. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for until May 19, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.30 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating the initial business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.30 per share.
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
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination until May 19, 2022, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.30 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to the registration statement of which this Annual Report on Form
10-K,
our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business, with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (“Securities Act”).
However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
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
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

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
We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for the Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in a business combination candidate.
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
Our initial stockholders own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form
10-K.
Factors that would be considered in making such additional purchases would include consideration of the current trading price of the Class A common stock. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.
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
Our key personnel may be able to remain with the Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.
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

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on the Class A common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on the Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

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
Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On August 7, 2020, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration for 5,750,000 Class B common stock, par value $0.0001. Prior to the initial investment in the company of $25,000 by our Sponsor, we had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. The number of founder shares outstanding was determined based on the total offering size of the initial public offering was 23,000,000 units, and therefore that such founder shares would represent 20% of the outstanding shares after the initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor has purchased an aggregate of 9,650,000 warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $9,650,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as we near the end of the completion window.

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
In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm regarding the fairness to the Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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
Risks Relating to our Securities
The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.30 per share.
The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $232,300,000, is held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $232,300,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.30 per share.
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
We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to obtain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.
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

•
a determination that the Class A common stock is a “penny stock” which will require brokers trading in the Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

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
•	may significantly dilute the equity interest of investors in the initial public offering;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded the Class A common stock;

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
Our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of the Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of the Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.
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
The difference between the public offering price per share (allocating all of the unit purchase price to the share of Class A common stock and none to the warrant included in the unit) and the pro forma net tangible book value per share of Class A common stock after the initial public offering constitutes the dilution to you and the other investors in the initial public offering. Our initial stockholders acquired the founder shares at a nominal price, significantly contributing to this dilution. As a result of the closing of the initial public offering, and assuming no value is ascribed to the warrants included in the units, you and the other public stockholders incurred an immediate and substantial dilution of approximately 91.6% (or $9.16 per share, assuming no exercise of the underwriters’ over-allotment option), the difference between the pro forma net tangible book value per share after the initial public offering of $0.84 and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to the Class A common stock.
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
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.
Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 11,500,000 shares of the Class A common stock as part of the units offered by the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 9,650,000 warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of the Class A common stock held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
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
Holders
As of December 31, 2021, there was one holder of record of our units, one holder of record of the Class A common stock and two holders of record of our warrants.
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
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
On August 7, 2020, we issued to our Sponsor an aggregate of 5,750,000 founder shares in exchange for a capital contribution of $25,000. On October 15, 2020, our Sponsor transferred 250,000 founder shares to Ronald D. Sugar, our senior advisor, and 150,000 founder shares to each of John B. Veihmeyer, Larry R. Flynn and Gerard J. DeMuro, our directors at such time, resulting in our Sponsor holding 5,050,000 founder shares. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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
Simultaneously with the consummation of the initial public offering, we consummated a private placement of 9,650,000 private placement warrants to our Sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $9,650,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The private placement warrants are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions. Additionally, the private placement warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchasers or their permitted transferees.
Of the gross proceeds received from the initial public offering and private placement warrants, $232,300,000 was placed in a trust account, comprised of $225,400,000 of the proceeds from the initial public offering (which amount includes $8,050,000 of the underwriters’ deferred discount) and $6,900,000 of the proceeds of the sale of the private placement warrants.
On May 18, 2021 and November 16, 2021, we completed the sale of total of 4,600,000 private placement warrants, 2,300,000 and 2,300,000, respectively, to our Sponsor for an aggregate purchase price of $4,600,000, in order to extend the period of time we will have to consummate our initial business combination by 12 months from the deadline of May 19, 2021 until May 19, 2022 (the “completion window”). The private placement warrants were identical to the private placement warrants sold to our Sponsor in connection with our initial public offering.
Item 6. Selected Financial Data.
[Reserved.]
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
Recent Developments
On December 21, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Embraer S.A., a Brazilian corporation (
sociedade anônima
) (“Embraer”), Embraer Aircraft Holding Inc., a Delaware corporation and a direct wholly-owned subsidiary of Embraer (“EAH”), and EVE UAM, LLC, a Delaware limited liability company and a wholly-owned subsidiary of EAH (“Eve”).
In connection with the execution of the Business Combination Agreement, on December 21, 2021, we entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and we agreed to sell to the Subscribers, an aggregate of 30,500,000 shares of our common stock, for a purchase price of $10.00 per share, or an aggregate purchase price of $305,000,000, in a private placement. On December 24, 2021, we entered into an additional Subscription Agreement with an additional investor to purchase 1,000,000 shares of our common stock, for a purchase price of $10.00 per share, or an aggregate purchase price of $10,000,000. As a result, as of December 24, 2021, we have agreed to sell an aggregate of 31,500,000 shares of common stock for an aggregate purchase price of $315,000,000.

On December 21, 2021, concurrently with the execution of the Business Combination Agreement, we entered into warrant agreements with the Strategic Investors (the “Strategic Warrant Agreements”), pursuant to which, subject to the consummation of the business combination, the Company has agreed to issue to the Strategic Investors new warrants to acquire an aggregate of (i) 14,150,000 shares of common stock, each with an exercise price of $0.01 per share (the “Penny Warrants”), which warrants will be issued at the closing of our initial business combination (the “Closing”) or in connection with the achievement of certain UAM Business milestones following the Closing, (ii) 12,000,000 shares of common stock, each with an exercise price of $15.00 per share, which warrants will be issued at the Closing, and (iii) 5,000,000 shares of common stock each with an exercise price of $11.50 per share, which warrants will be issued at the Closing. In general, each warrant is exercisable for a period of five or ten years following its issuance or first permitted exercise date. The Strategic Warrant Agreements provide for certain registration rights with respect to the resale of the shares of common stock underlying the warrants which are substantially similar to the registration rights provided under the Subscription Agreements. In addition, on December 21, 2021, we have entered into lock-up agreements with certain of the Strategic Investors, pursuant to which such Strategic Investors will be restricted from transferring certain of the new warrants issued at the Closing and the shares of our common stock issued upon the exercise of such new warrants until the date that is three or five years after date of the Closing.
Results of Operations
We have neither engaged in any operations (other than searching for a business combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and activities in connection with searching for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had a net income of $14,521,803, which consists of a change in fair value of derivative liabilities of $20,599,500 and interest income on investments held in the trust account of $23,403, offset by general and administrative expenses of $6,101,100.
For the period from August 7, 2020 (inception) through December 31, 2020, we had a net loss of $16,662,667, which consisted of formation and operating costs of $353,539, changes in fair value of derivative liabilities of $15,457,500 and transaction costs allocated to warrant issuance of $854,301, offset by interest earned on investments held in trust account of $2,673.
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
For the year ended December 31, 2021, net cash used in operating activities was $1,496,472. Net income of $14,521,803 was affected by changes in fair value of derivative liabilities of $20,599,500 and interest income on investments held in the trust account of $23,403. Changes in operating assets and liabilities provided $4,604,628 of cash for operating activities.
For the period from August 7, 2020 (inception) through December 31, 2020, net cash used in operating activities was $310,096. Net loss of $16,662,667 was affected by transaction costs allocated to warrant issuance of $854,301, changes in fair value of derivative liabilities of $15,457,500 and interest income on investments held in the trust account of $2,673. Changes in operating assets and liabilities provided $43,443 of cash for operating activities.
At December 31, 2021, we had investments held in the trust account of $236,926,076. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At December 31, 2021, we had cash of $475,339 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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
On May 18, 2021, our Sponsor exercised its option to purchase 2,300,000 private placement warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial business combination by 6 months, to November 19, 2021. On November 16, 2021, our Sponsor exercised its option to purchase 2,300,000 private placement warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial business combination by 6 months, to May 21, 2022.
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
On February 3, 2022, the Sponsor issued the New Promissory Note, pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The New Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of our initial business combination. The outstanding balance under the New Promissory Note is $0.
Going Concern
We have until May 19, 2022 to consummate a business combination. In addition, we will require additional funding if we are unable to consummate the currently contemplated initial business combination. We expect to consummate our initial business combination prior to May 19, 2022 (the “Liquidation Date”). If we are unable to consummate our initial business combination or raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms or if at all. These conditions raise substantial doubt about our ability to continue as a going concern through the Liquidation Date if an initial business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We did not have any
off-balance
sheet arrangements as of December 31, 2021.
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
On May 6, 2021, we entered into an agreement with a vendor for financial due diligence services related to our initial business combination. The agreement has a contingent fee element whereby 50% of the fees incurred for the services rendered are contingent upon the consummation of the initial business combination. The amount of contingent fees incurred as of December 31, 2021, which would be become payable upon consummation of the initial business combination is $280,500.
On May 6, 2021, we entered into an agreement with a vendor for investment banking services related to our initial business combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE Investment. The agreement calls for the vendor to receive a contingent fee equal to 4% of the gross proceeds of securities sold in the PIPE Investment.

On May 6, 2021, we entered into an agreement with a vendor for advisory services related to our initial business combination. The agreement calls for the vendor to receive a contingent fee equal to $5,000,000. If following or in connection with the termination, abandonment or failure to occur of any proposed business combination during the term of the agreement or during the 12-month period following the effective date of termination of the agreement, we are entitled to receive a break-up, termination, “topping,” expense reimbursement, earnest money payment or similar fee or payment (each and together, “termination payments”), the vendor is then entitled to receive a contingent fee equal to 25% of the aggregate amount of those termination payments, payable upon our receipt of such amount.
On December 7, 2021, we entered into an agreement with a vendor for investment banking services related to our initial business combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE Investment. The agreement calls for the vendor to receive a contingent fee equal to 2% of the gross proceeds of securities sold in the PIPE Investment.
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
paid-in
capital and accumulated deficit.
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Derivative Financial Instruments
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Our derivative instruments are recorded at fair value and re-valued
at each reporting date, with changes in the fair value reported in the Statement of Operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative, the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements”, with changes in fair value recognized in the Statement of Operations in the period of change.

Recent Accounting Pronouncements
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.
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
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Our officers and directors are as follows:

NAME	AGE	POSITION
Steven H. Rosen	51	Co-Chief Executive Officer and Director
Kenneth C. Ricci	65	Co-Chief Executive Officer and Director
Michael A. Rossi	67	Chief Financial Officer and Director
John B. Veihmeyer	66	Director
Larry R. Flynn	70	Director
Patrick Shanahan	59	Director
Steven H. Rosen
, 51, has been our
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
Kenneth C. Ricci
, 65, has been our
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

Michael A. Rossi
, 67, has been our Chief Financial Officer and a member of our Board since November 2020. Mr. Rossi has been a principal in Directional Aviation Capital since 2007. Mr. Rossi joined Corporate Wings in 1984 and has been a leader in the development of innovative business strategies in the aviation industry. Mr. Rossi’s extensive experience touches on all areas of general aviation, including jet fractional ownership, jet card programs, fixed-based operations, maintenance facilities, management of aircraft and the buying and selling of corporate aircraft. Mr. Rossi has also been involved in the financing, purchases, mergers and divesting of all facets of general aviation. In 2005, Mr. Rossi served as the Chief Financial Officer of the restructured Mercury Air Centers, where he was instrumental in increasing EBITA by over 200% as a result of acquisitions and operating efficiencies. Mercury Air Centers’ 24 fixed-base operators were ultimately sold to Macquarie Infrastructure Trust in 2007 in a deal valued at $615 million. Currently, Mr. Rossi works with all Directional Aviation’s companies, providing guidance with capital, financing and operational needs and strategies. A graduate of John Carroll University, Mr. Rossi is a Certified Public Accountant.
John Veihmeyer
, 66, has been a member of our Board since November 2020. Mr. Veihmeyer retired as the global chairman of KPMG International in 2017. He previously held numerous leadership roles at KPMG, including chairman and CEO of KPMG LLP in the United States from 2010-2015, deputy U.S. chairman, global head of Risk Management and Regulatory, and managing partner of KPMG’s Washington, D.C. operations. During his career, Mr. Veihmeyer has advised many of the world’s leading companies on financial reporting, audit quality, risk management, and governance, and is recognized for his leadership on issues of diversity and inclusion, ethical leadership, creating high-performance cultures, and building and directing senior leadership teams. Mr. Veihmeyer currently serves on the board of directors of Ford Motor Co., and the boards of trustees of the University of Notre Dame, the Ladies Professional Golf Association, and Catholic Charities of Washington, D.C. He previously served on the boards of the Financial Accounting Foundation (FAF) from 2015-2019, Catalyst, the mission of which is to expand opportunities for women in business, and the Chief Executives for Corporate Purpose (CECP). Mr. Veihmeyer also previously served as a member of the Securities and Exchange Commission’s Advisory Committee on Smaller Public Companies. He holds a bachelor’s degree in accounting from the University of Notre Dame.
Larry R. Flynn
, 70, has been a member of our Board since November 2020. Mr. Flynn is the former President of Gulfstream Aerospace Corporation, a leading manufacturer of business jet aircraft. During his twenty year tenure with Gulfstream, spanning from 1995 to 2015, Mr. Flynn made significant contributions while working in a variety of other capacities, including President of Product Support and Senior Vice President of Marketing and Sales. Prior to joining Gulfstream, Mr. Flynn gained over ten years of experience in managing aircraft service facilities through leadership roles at Stevens Aviation, Signature Flight Support, and AMR Combs. Mr. Flynn currently serves as an advisory board member of Business Aviation Advisor magazine and Duncan Aviation. He is also a Director on the Board of JLL HUT LLC. He holds a Bachelor’s degree in Business Administration from the University of Kansas and a Master’s degree in Manpower Management from the University of Kansas. In 2017 Mr. Flynn was the recipient of the William A. “Bill” Ong Memorial Award from the National Air Transportation Association for his extraordinary achievement and extended meritorious service to the general aviation industry. In 2019 Mr. Flynn received the Living Legends of Aviation award honoring him for his achievements in the aerospace industry. Throughout his career Mr. Flynn gained significant expertise in all facets of business aviation including aircraft management, aircraft charter, product support, spare parts sales and distribution, MRO, worldwide sales and marketing, FBO management, acquisitions and mergers and FBO/MRO/OEM facility design.
Patrick M. Shanahan
,
 59, has been a member of our Board since September 2021. Mr. Shanahan previously served as the 33rd Deputy Secretary of Defense. He served as Acting Secretary of Defense from January 1, 2019 to June 23, 2019. After joining the Department of Defense, Mr. Shanahan helped lead the development of several key Department of Defense policies and strategies, including the 2018 National Defense Strategy, 2018 Department of Defense Cyber Strategy, 2018 Cyber Posture Review, 2018 Nuclear Posture Review and 2019 Missile Defense Review. Mr. Shanahan was a champion of digital and technological advancement for the department, spearheading modernization in cybersecurity, artificial intelligence (“AI”), cloud computing and command, control and communication. In June 2018, Mr. Shanahan established the Joint Artificial Intelligence Center and published the Department of Defense’s AI Strategy. Additionally, Mr. Shanahan launched two National Mission Initiatives: predictive maintenance and humanitarian assistance and disaster relief. Mr. Shanahan previously served as the Senior Vice President, Supply Chain & Operations at The Boeing Company (NYSE: BA) (“Boeing”). A Washington state native, Mr. Shanahan joined Boeing in 1986 and spent over three decades with the company. He previously worked as senior vice president of Commercial Airplane Programs, managing profit and loss for the 737, 747, 767, 777 and 787 programs and the operations at Boeing’s principal manufacturing sites; as vice president and general manager of the 787 Dreamliner, leading the program during a critical development period; as vice president and general manager of Boeing Missile Defense Systems, overseeing the Ground-based Midcourse Defense system, Airborne Laser and Advanced Tactical Laser; and as vice president and general manager of Boeing Rotorcraft Systems, overseeing the Apache, Chinook and Osprey. Mr. Shanahan is a National Academy of Engineering Member, Royal Aeronautical Society Fellow, Society of Manufacturing Engineers Fellow and American Institute of Aeronautics and Astronautics Associate Fellow. He served as a regent at the University of Washington for over five years. Mr. Shanahan holds a Bachelor of Science degree in mechanical engineering from the University of Washington and two advanced degrees from the Massachusetts Institute of Technology; including a Master of Science degree in mechanical engineering and an MBA from MIT’s Sloan School of Management. Due to his extensive career in the aircraft industry, Mr. Shanahan is an invaluable asset to our Board.

Number and Terms of Office of Officers and Directors
Our board of directors consists of six members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Rossi and Mr. Veihmeyer, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Ricci and Mr. Flynn, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Rosen and Mr. Shanahan, will expire at the third annual meeting of stockholders.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.
Committees of the Board of Directors
Our board of directors has established two standing committees: an audit committee and a compensation committee. Subject to phase-in rules
and a limited exception, the rules of Nasdaq and
Rule 10A-3 of
the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules
and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
Our board of directors has established an audit committee of the board of directors. Mr. Veihmeyer, Mr. Flynn and Mr. Shanahan serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Veihmeyer, Mr. Flynn and Mr. Shanahan are independent. Mr. Veihmeyer serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Veihmeyer qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
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

Compensation Committee
Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are Mr. Shanahan and Mr. Flynn. Mr. Shanahan serves as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee comprised entirely of independent directors. Mr. Shanahan and Mr. Flynn are independent.

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
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors participating in the consideration and recommendation of director nominees are Mr. Flynn and Mr. Shanahan. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
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

•
Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after the initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our Sponsor, our officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the Company and its stockholders for the opportunity not to be brought to the attention of the corporation.
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
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, our officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to the Company from a financial point of view.
In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our Sponsor, our officers and directors have agreed to vote any founder shares or private placement shares held by them and any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination.
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

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.
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
Item 11. Executive Compensation.
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor for office space, secretarial and administrative services provided to members of our management team $10,000 per month. We intend to reimburse each of our independent director nominees and our senior advisor for up to 10 hours of personal private air travel for an aggregate amount of up to $300,000 for service on our board of directors and as our senior advisor. In addition, our Sponsor, our executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor and our executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from (i) funds held outside the trust account or (ii) interest earned on the trust account and released to us to pay our taxes. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses
incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, officers, directors or senior advisor, or any affiliate of our Sponsor or officers, prior to completion of our initial business combination.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of February 14, 2022 by:

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
The beneficial ownership of our common stock is based on 28,750,000 shares of common stock issued and outstanding as of February 14, 2022, consisting of 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED (2)	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Directors, Executive Officers and Founders
Zanite Sponsor LLC (our Sponsor)(3)	5,050,000	17.6%
Steven H. Rosen(3)	5,050,000	17.6%
Kenneth C. Ricci(3)	5,050,000	17.6%
Michael A. Rossi(3)	—	—
John B. Veihmeyer(3)	150,000	*
Larry R. Flynn	150,000	*
Patrick M. Shanahan(3)	50,000	*
All executive officers and directors as a group (six individuals)	5,500,000	19.0%

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING COMMON STOCK
Five Percent Holders
Polar Asset Management Partners Inc.(4)	1,700,000	7.4%
Glazer Capital, LLC (5)	1,413,407	6.1%
Security Benefit Life Insurance Company(6)	2,500,000	10.9%
Sculptor Capital LP(7)	1,153,875	5.0%
Beryl Capital Management LLC(8)	1,692,294	7.4%
Karpus Investment Management(9)	2,770,380	10.2%
D.E. Shaw Valence Portfolios, LL(10)	1,314,948	5.7%
Basso SPAC Fund LLC(11)	1,157,389	5.0%

(1)	The business address of each of the following entities or individuals is c/o Zanite Acquisition Corp., 25101 Chagrin Boulevard, Suite 350, Cleveland, Ohio 44122.

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

(7)
According to a Schedule 13G filed with the SEC on December 30, 2021, on behalf of Sculptor Capital LP, Sculptor Capital II LP, Sculptor Capital Holding Corporation, Sculptor Capital Holding II LLC, Sculptor Capital Management, Inc., Sculptor Master Fund, Ltd., Sculptor Special Funding, LP, Sculptor Enhanced Master Fund, Ltd., Sculptor Credit Opportunities Master Fund, Ltd., Sculptor SC II LP. The business address of this reporting person is 9 West 57 th
 Street, New York, New York 10019.

(8)
According to a Schedule 13G filed with the SEC on September 14, 2021, on behalf of Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP and David A. Witkin. The business address of this reporting person is 1611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

(9)
According to a Schedule 13G filed with the SEC on January 10, 2022, on behalf of Karpus Investment Management. The business address of this reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

(10)
According to a Schedule 13G filed with the SEC on July 26, 2021, on behalf of D.E. Shaw Valence Portfolios, L.L.C, D.E. Shaw & Co. L.L.C., D.E Shaw & Co., L.P., David E. Shaw. The business address of this reporting person is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902.

(11)
According to a Schedule 13G filed with the SEC on May 12, 2021, on behalf of Basso SPAC FUND LLC, Basso Management, LLC, Basso Capital Management, L.P., Basso GP, LLC and Howard I. Fischer. The business address of this reporting person is 1166 Avenue of the Americas, 9 th
 Floor New York, NY 10036.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Purchase of Founder Shares and Private Placement Warrants
On August 7, 2020, our Sponsor paid $25,000 in consideration for 5,750,000 founder shares, or approximately $0.004 per share, to cover certain of our offering costs in connection with the initial public offering. On October 15, 2020, our Sponsor transferred 250,000 founder shares to Ronald D. Sugar, our senior advisor, and 150,000 founder shares to each of John B. Veihmeyer, Larry R. Flynn and Gerard J. DeMuro, our then directors, resulting in our Sponsor holding 5,050,000 founder shares. In September 2021, in connection with his appointment to the board of directors, Patrick M. Shanahan was made a member of our Sponsor, pursuant to which Mr. Shanahan may be entitled to distributions of our securities held by our Sponsor following the consummation of our initial business combination. As of the date of this Form
10-K,
our Sponsor owns 5,050,000 founder shares.
On November 19, 2020, in connection with the closing of the initial public offering, our Sponsor purchased 9,650,000 private placement warrants from us at a price of $1.00 per private placement warrant, for an aggregate purchase price of $9,650,000. Each private placement warrant entitles the holder thereof to purchase one share of common stock at $11.50 per share. The private placement warrants are identical to the public warrants, except that the private placement warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the common stock issuable upon exercise of such private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales.
On May 18, 2021, our Sponsor purchased 2,300,000 private placement warrants from us at a price of $1.00 per private placement warrant, for an aggregate purchase price of $2,300,000, to extend the period of time we have to consummate our initial business combination by 6 months from the prior deadline of May 19, 2021 until November 19, 2021. On November 16, 2021, our Sponsor purchased 2,300,000 private placement warrants from us at a price of $1.00 per private placement warrant, for an aggregate purchase price of $2,300,000, to extend the period of time we have to consummate our initial business combination by 6 months from the prior deadline of November 19, 2021 until May 19, 2022.
Administrative Services Agreement
Our executive offices at 25101 Chagrin Boulevard, Suite 350, Cleveland, Ohio 44122 are provided by our Sponsor. Commencing upon the consummation of the initial public offering, we paid our Sponsor $10,000 per month for office space, utilities and secretarial and administrative services provided to members of our management team. Upon completion of our initial business combination or liquidation, we will cease paying these monthly fees.

Personal Private Air Travel Reimbursements
We have agreed to reimburse each of our independent directors and our senior advisor, for their service on the board of directors and as our advisor, for up to 10 hours of personal private air travel for an aggregate amount of up to $300,000. The flight hours may, but will not necessarily, be provided by Flexjet, LLC and/or Sentient Jet, LLC, each of which is a portfolio company of Directional Capital LLC, which is owned by Kenneth C. Ricci, our
Co-Chief Executive
Officer, and Michael A. Rossi, one of our independent directors.
PIPE Investment
Concurrently with the execution of the Business Combination Agreement, we entered into a subscription agreement with our Sponsor, pursuant to which our Sponsor has committed to purchase 2,500,000 shares of common stock for $25,000,000 at a purchase price of $10.00 per share in connection with the PIPE Investment.
The PIPE Investment will be consummated substantially concurrently with the closing of our initial business combination.
Related Party Reimbursements and Loans
Our officers and directors are entitled to reimbursement for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor or our officers, directors or its or their affiliates.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis.
If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.
Registration Rights
The holders of the founder shares, private placement warrants and shares of common stock issuable upon conversion of the founder shares and private placement warrants are entitled to registration rights under our existing registration rights agreement entered into in connection with the initial public offering. In connection with the closing of our initial business combination, we will enter into the amended and restated registration rights agreement, which, among other things, amends and restates the registration rights agreement entered into in connection with our initial public offering. Pursuant to the terms of the amended and restated registration rights agreement, we will be obligated to, among other things, register for resale such securities that are held by the parties thereto from time to time. Subject to certain exceptions, we will bear all registration expenses under the amended and restated registration rights agreement.
Item 14
.
Principal Accountant Fees and Services.
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. For the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $78,280 and $74,160, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form
10-K.
Audit-Related Fees.
For the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. For the year ended December 31, 2021, fees for our independent registered public accounting firm were approximately $7,725, for services in connection with the tax compliance, tax advice and tax planning. For the period from August 7, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. For the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

(2) Financial Statement Schedules:

None.

(3) Exhibits

Exhibit Index

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of December 21, 2021, by and among the Company, Embraer S.A., EVE UAM, LLC and Embraer Aircraft Holding, Inc.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39704, filed with the Securities and Exchange Commission on November 19, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249618), filed with the Securities and Exchange Commission on October 22, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-249618), filed with the Securities and Exchange Commission on October 22, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-249618), filed with the Securities and Exchange Commission on October 22, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249618), filed with the Securities and Exchange Commission on October 22, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39704, filed with the Securities and Exchange Commission on November 19, 2020).

4.5	Description of Securities

10.1	Letter Agreement among the Company, its executive officers, its directors and Zanite Sponsor LLC, dated as of November 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39704, filed with the Securities and Exchange Commission on November 19, 2020).

10.2	Promissory Note, dated August 7, 2020, issued to Zanite Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-249618), filed with the Securities and Exchange Commission on October 22, 2020).

10.3	Promissory Note, dated February 3, 2022, issued to Zanite Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39704, filed with the Securities and Exchange Comission on February 4, 2022).

10.4	Registration Rights Agreement, dated November 16, 2020, by and among the Company, Zanite Sponsor LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39704, filed with the Securities and Exchange Commission on November 19, 2020).

10.5	Private Placement Warrants Purchase Agreement, dated November 16, 2020, by and between the Company and Zanite Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39704, filed with the Securities and Exchange Commission on November 19, 2020).

10.6	Administrative Service Agreement, dated as of November 16, 2020, by and between the Company and Zanite Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39704, filed with the Securities and Exchange Commission on November 19, 2020).

10.7	Securities Subscription Agreement, dated as of August 7, 2020, by and between the Company, and Zanite Sponsor LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249618), filed with the Securities and Exchange Commission on October 22, 2020).

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249618), filed with the Securities and Exchange Commission on October 22, 2020).

10.9	Form of Subscription Agreement, dated as of December 21, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39704), filed with the Securities and Exchange Commission on December 21, 2021).

10.10	Sponsor Support Agreement, dated as of December 21, 2021, by and among the Company, Embraer S.A., Embraer Aircraft Holding, Inc., Zanite Sponsor LLC, John B. Veihmeyer, Larry R. Flynn, Gerard J. DeMuro and Ronald D. Sugar (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39704), filed with the Securities and Exchange Commission on December 21, 2021).

10.11	Contribution Agreement, dated as of December 10, 2021, by and among Embraer S.A., Embraer Aircraft Holding Inc. and EVE UAM, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39704), filed with the Securities and Exchange Commission on December 21, 2021).

10.12	Form of Strategic Warrant Agreement Number 1, dated as of December 21, 2021 (incorporated by reference to Annex P to the Company’s Amendment No. 1 to the Preliminary Proxy Statement on Form PRER14A (File No. 001-39704), filed with the Securities and Exchange Commission on February 9, 2022).

10.13	Form of Strategic Warrant Agreement Number 2, dated as of December 21, 2021 (incorporated by reference to Annex Q to the Company’s Amendment No. 1 to the Preliminary Proxy Statement on Form PRER14A (File No. 001-39704), filed with the Securities and Exchange Commission on February 9, 2022).

10.14	Form of Strategic Warrant Agreement Number 3, dated as of December 21, 2021 (incorporated by reference to Annex R to the Company’s Amendment No. 1 to the Preliminary Proxy Statement on Form PRER14A (File No. 001-39704), filed with the Securities and Exchange Commission on February 9, 2022).

14	Code of Ethics (incorporated by reference to Exhibit 14 of the Company’s Registration Statement on Form S-1 (File No. 333-249618) filed with the Securities and Exchange Commission on October 22, 2020.

24	Power of Attorney (included on signature page of this report).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2022	ZANITE ACQUISITION CORP.

	By:	/s/ Steven H. Rosen
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

/s/ Steven H. Rosen	Co-Chief Executive Officer and Director	February 14, 2022
Steven H. Rosen	(principal executive officer)

/s/ Kenneth C. Ricci	Co-Chief Executive Officer and Director	February 14, 2022
Kenneth C. Ricci	(principal financial and accounting officer)

/s/ Michael A. Rossi	Chief Financial Officer and Director	February 14, 2022
Michael A. Rossi

/s/ John B. Veihmeyer	Director	February 14, 2022
John B. Veihmeyer

/s/ Larry R. Flynn	Director	February 14, 2022
Larry R. Flynn

/s/ Patrick Shanahan	Director	February 14, 2022
Patrick Shanahan

ZANITE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Zanite Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Zanite Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on May 19, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
February 14, 2022
PCAOB ID Number 100

ZANITE ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$475,339	$1,971,811
Prepaid expenses	93,195	308,608

Total Current Assets	568,534	2,280,419
Investments held in trust account	236,926,076	232,302,673

Total Assets	$237,494,610	$234,583,092

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,741,266	$352,051

Total Current Liabilities	4,741,266	352,051
Derivative liabilities	23,575,000	40,057,500
Deferred underwriting fee payable	8,050,000	8,050,000

Total Liabilities	36,366,266	48,459,551

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.30 and $10.10 per share redemption value as of December 31, 2021 and 2020, respectively	236,900,000	232,300,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized ; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2021 and 2020	575	575
Additional paid-in capital	—	—
Accumulated deficit	(35,772,231)	(46,177,034)

Total Stockholders’ Deficit	(35,771,656)	(46,176,459)

Total Liabilities and Stockholders’ Deficit	$237,494,610	$234,583,092

The accompanying notes are an integral part of the financial statements.

ZANITE ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from August 7, 2020 (Inception) Through December 31, 2020
General and administrative expenses	$6,101,100	$353,539

Loss from operations	(6,101,100)	(353,539)
Other income (expense):
Interest earned on investments held in Trust Account	23,403	2,673
Change in fair value of derivative liabilities	20,599,500	(15,457,500)
Transaction costs allocated to warrant issuance	—	(854,301)

Total other income (expense), net	20,622,903	(16,309,128)

Net income (loss)	$14,521,803	$(16,662,667)

Basic and diluted weighted average shares outstanding of Class A common stock	23,000,000	6,616,438

Basic and diluted net income (loss) per share, Class A	$0.51	$(1.56)

Basic and diluted weighted average shares outstanding of Class B common stock	$5,750,000	4,050,532

Basic and diluted net income (loss) per share, Class B	0.51	$(1.56)

The accompanying notes are an integral part of the financial statements.

ZANITE ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – August 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Immediate remeasurement of the Class A common stock to the redemption amount	—	—	—	—	(24,425)	(29,514,367)	(29,538,792)
Net loss	—	—	—	—	—	(16,662,667)	(16,662,667)

Balance – December 31, 2020	—	$—	5,750,000	$575	$—	$(46,177,034)	$(46,176,459)
Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	—	483,000	483,000
Accretion of Class A common stock subject to redemption	—	—	—	—	—	(4,600,000)	(4,600,000)
Net income	—	—	—	—	—	14,521,803	14,521,803

Balance – December 31, 2021	—	$—	5,750,000	$575	$—	$(35,772,231)	$(35,771,656)

The accompanying notes are an integral part of the financial statements.

ZANITE ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period from August 7, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$14,521,803	$(16,662,667)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(20,599,500)	15,457,500
Interest earned on investments held in Trust Account	(23,403)	(2,673)
Transaction costs allocated to warrant issuance	—	854,301
Changes in operating assets and liabilities:
Prepaid expenses	215,413	(308,608)
Accounts payable and accrued expenses	4,389,215	352,051

Net cash used in operating activities	(1,496,472)	(310,096)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(4,600,000)	(232,300,000)

Net cash used in investing activities	(4,600,000)	(232,300,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placements Warrants	4,600,000	9,650,000
Repayment of promissory note— related party	—	(90,093)
Payment of offering costs	—	(378,000)

Net cash provided by financing activities	4,600,000	234,581,907

Net Change in Cash	(1,496,472)	1,971,811
Cash – Beginning of period	1,971,811	—

Cash – End of period	$475,339	$1,971,811

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

Offering costs paid through promissory note – related party	$—	$90,093

Accretion of Class A common stock to possible redemption	$4,600,000	$—

Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of the financial statements.

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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 7, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, as well as activities related to identifying potential acquisitions. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds invested in the Trust Account (as defined below).
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
Following the closing of the Initial Public Offering on November 19, 2020, an amount of $232,300,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in a money market fund selected by the Company meeting certain conditions of Rule
2a-7
of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (anticipated to be $10.30 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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
The Company will have until May 19, 2022 to consummate a Business Combination. However, the Company may hold a stockholder vote at any time to amend the Certificate of Incorporation to modify the amount of time the Company will have to consummate a Business Combination. The Sponsor and the Company’s executive officers, directors and director nominees have agreed that they will not propose any such amendment unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals), divided by the number of then outstanding Public Shares. As used herein, “Combination Period” refers to (i) the
12-
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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount deposited into the Trust Account ($10.30).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.30 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.30 per public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity, Capital Resources and Going Concern
As of December 31, 2021, the Company had $475,339 in its operating bank account and a working capital deficit of approximately $4.17 million and the ability to borrow $1.5 million through the Related Party Loans (as defined in Note 5).
The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares and the proceeds from the consummation of the Private Placement not held in the Trust Account to provide working capital needed to identify and seek to consummate a Business Combination.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Related Party Loans (as defined in Note 5). As of December 31, 2021, the Company had no borrowings under the Related Party Loans.
If the Company’s estimate of the costs of identifying a target business, undertaking due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because the Company has become obligated to redeem a significant number of its Public Shares upon completion of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In addition, we have until May 19, 2022 (the “Liquidation Date”) to consummate a business combination. The Company will require additional funding if it is unable to close the Business Combination currently contemplated with Embraer (Note 6).
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by the Liquidation Date, then the Company may cease all operations except for the purpose of liquidating. The uncertainty surrounding the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to close the Business Combination prior to the Liquidation Date. If the Company is unable to close the Business Combination or raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms or if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Liquidation Date if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Investments Held in Trust
At December 31, 2021 and 2020, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.
Offering Costs
Offering costs consist of legal, accounting, underwriting, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,143,093 were recognized, with $854,301 allocated to the Public Warrants, included in the Statement of Operations as a component of other income/(expense) and $12,288,792 included in stockholders’ equity upon completion of the Initial Public Offering. Deferred underwriting commissions are classified as a long-term liability due to their encumbrance to the Trust Account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts presented in the accompanying balance sheets, primarily due to their short-term nature, except for the warrant and the forward contract for additional warrants (see Note 10).

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the Initial Public Offering (November 19, 2020) and
re-valued
at each reporting date, with changes in the fair value reported in the Statement of Operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative, the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements”, with changes in fair value recognized in the Statement of Operations in the period of change.
Fair Value Measurements
The Company complies with ASC 820, “Fair Value Measurements”, for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
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
See Note 10 for additional information on assets and liabilities measured at fair value.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

As discussed in Note 3, all of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. Accordingly, all of the Company’s shares of Class A common stock are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 25,750,000 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from August 7, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$11,617,442	$2,904,361	$(10,335,410)	$(6,327,257)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	6,616,438	4,050,532

Basic and diluted net income (loss) per common share	$0.51	$0.51	$(1.56)	$(1.56)

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

All of the 23,000,000

shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to Company’s Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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
The Company’s Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99.
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
As of December 31, 2021, the Class A common stock reflected on the balance sheet is reconciled in the following table:

As of December 31, 2021
Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(14,950,000)
Class A common stock issuance costs	(12,288,792)
Plus:
Accretion of Class A common stock to redemption amount	34,138,792

Contingently redeemable Class A common stock	$236,900,000

The Class A common stock subject to redemption amount includes $2,300,000 from net proceeds of the sale of the Units in the Initial Public Offering and an additional $4,600,000 from Private Placement Warrants for the exercise of the two
6-month
extensions of the Company’s period to consummate an initial Business Combination.
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

Additionally, the Company was obligated to issue an additional 2,300,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, or $2,300,000, for each
6-month
extension of the Company’s period to consummate an initial Business Combination. The terms of the additional Private Placement Warrants are
consistent with the initial 9,650,000 Private Placement Warrants issued to the Sponsors at the Initial Public Offering. The Company recorded an expense of $1,104,000 for the initial recognition of the forward contract derivative liability. This amount is reflected in the Company’s statement of operations as part of the change in fair value of derivative liabilities expense.
On May 18, 2021, the Sponsor exercised its option to purchase 2,300,000 Private Placement Warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial Business Combination by 6 months, to November 19, 2021. The transaction resulted in a partial settlement of the forward contract, which resulted in a realized gain of $207,000 during the period. The Private Placement Warrants, issued on May 18, 2021, are identical to the Private Placement Warrants sold to the Sponsor in connection with the Company’s Initial Public Offering.
On November 16, 2021, the Sponsor exercised its option to purchase 2,300,000 Private Placement Warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial Business Combination by 6 months, to May 19, 2022. The transaction resulted in a final settlement of the forward contract, which resulted in a realized gain of $276,000 during the period. The Private Placement Warrants, issued on November 16, 2021, are identical to the Private Placement Warrants sold to the Sponsor in connection with the Company’s Initial Public Offering.
The Company has issued a total of 14,250,000 Private Placement Warrants as of December 31, 2021.
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
Administrative Services Agreement
The Company entered into an administrative services agreement, commencing on November 19, 2020, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the year ended December 31, 2021, the Company incurred $120,000 in fees for these services. For the period from August 7, 2020 (inception) through December 31, 2020, the Company incurred $10,000 in fees for these services. At December 31, 2021 and 2020, there is $90,000 and $10,000, respectively, of such fees included in accrued expenses in the accompanying balance sheets.

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
On February 3, 2022, the Sponsor issued another unsecured promissory note to the Company (the “New Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The New Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of our initial business combination. The outstanding balance under the New Promissory Note is $0.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, no amounts were outstanding under the Working Capital Loans.
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

Contingent Fee Agreement
On May 6, 2021, the Company entered into an agreement with a vendor for financial due diligence services related to the Business Combination. The agreement has a contingent fee element whereby 50% of the fees incurred for the services rendered are contingent upon the consummation of the Business Combination. The amount of contingent fees incurred as of December 31, 2021, which would be become payable upon consummation of a Business Combination, is $280,500.
On May 6, 2021, we entered into an agreement with a vendor for investment banking services related to our initial business combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE Investment. The agreement calls for the vendor to receive a contingent fee equal to
4% of the gross proceeds of securities sold in the PIPE
Investment.
On May 6, 2021, we entered into an agreement with a vendor for advisory services related to our initial business combination. The agreement calls for the vendor to receive a contingent fee equal to
$5,000,000.
If following or in connection with the termination, abandonment or failure to occur of any proposed business combination during the term of the agreement or during the 12-month period following the effective date of termination of the agreement, we are entitled to receive a break-up, termination, “topping,” expense reimbursement, earnest money payment or similar fee or payment (each and together, “termination payments”), the vendor is then entitled to receive a contingent fee equal to 25%
of the aggregate amount of those termination payments, payable upon our receipt of such amount.
On December 7, 2021, we entered into an agreement with a vendor for investment banking services related to our initial business combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE Investment. The agreement calls for the vendor to receive a contingent fee equal to
2%
of the gross proceeds of securities sold in the PIPE Investment.
Business Combination Agreement
On December 21, 2021, the
Company
entered into a Business Combination Agreement (the “
Business Combination Agreement
”) with Embraer S.A., a Brazilian corporation (
sociedade anônima
) (“
Embraer
”), Embraer Aircraft Holding Inc., a Delaware corporation and a direct wholly-owned subsidiary of Embraer (“
EAH
”), and EVE UAM, LLC, a Delaware limited liability company and a wholly-owned subsidiary of EAH (“
Eve
”).
The Business Combination
In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the closing of the transactions contemplated by the Business Combination Agreement (the “
Closing
”), the Company has agreed to pay consideration in the form of 220,000,000 newly issued shares of the Company’s common stock, par value $0.0001 per share (“
Common Stock
”), valued at $10.00 per share (the “
Consideration
”), to EAH in exchange for the transfer to the Company of all of the issued and outstanding limited liability company interests of Eve. As a result of the transactions contemplated by the Business Combination Agreement (the “
business combination
”), Eve will become a wholly owned subsidiary of the Company, which will change its name to “Eve Holding, Inc.”
The board of directors of the Company (the “
Board
”) has unanimously approved and declared advisable the Business Combination Agreement, the business combination and the other transactions contemplated thereby and resolved to recommend approval of the Business Combination Agreement and related matters by the Company’s stockholders.
Subscription Agreements
On December 21, 2021, concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the Company agreed to issue and sell to the PIPE Investors an aggregate of 30,500,000 shares of Common Stock at $10.00 per share, for an aggregate purchase price of $305,000,000, in private placements to close substantially concurrently with the Closing (the “PIPE Investment”). The PIPE Investors include, among others, the Sponsor, which subscribed to purchase 2,500,000 shares of Common Stock for a purchase price of $25,000,000, EAH, which subscribed to purchase 17,500,000 shares of Common Stock for a purchase price of $175,000,000 and certain strategic PIPE Investors and/or investors with existing relationships with Embraer (collectively, the “Strategic Investors”). Certain of the Strategic Investors have also entered into Strategic Warrant Agreements (as defined below) providing for the issuance of warrants to purchase shares of Common Stock upon the Closing and achievement of certain UAM Business milestones. In connection with the PIPE Investment, EAH has entered into arrangements with certain of such strategic investors to provide them with price protections in the amount of up to their $30 million aggregate commitments in the form of credits for parts and services or cash in exchange for the transfer of shares to EAH. Pursuant to the terms of the Subscription Agreements, a PIPE Investor, including the Sponsor and EAH, may assign all or a portion of its obligation to purchase its shares of Common Stock in the PIPE Investment with the Company’s prior consent.
On December 24, 2021, the Company entered into an additional Subscription Agreement with an additional Strategic Investor, pursuant to which such Strategic Investor subscribed to purchase 1,000,000 shares of Common Stock for an aggregate purchase price of $10,000,000. As a result, as of December 24, 2021, the Company has agreed to issue and sell an aggregate of 31,500,000 shares of Common Stock for an aggregate purchase price of $315,000,000 to the PIPE Investors in the PIPE Investment.

S
trategic Warrant and
 Lock-Up
 Agreements
On December 21, 2021, concurrently with the execution of the Business Combination Agreement, the Company entered into warrant agreements with the Strategic Investors (the “
Strategic Warrant Agreements
”), pursuant to which, subject to the consummation of the business combination, the Company has agreed to issue to the Strategic Investors new warrants to acquire an aggregate of (i) 14,150,000 shares of common stock
, each with an exercise price of $0.01 per share (the “
Penny Warrants
”), which warrants will be issued at the Closing or in connection with the achievement of certain UAM Business milestones following the Closing, (ii) 12,000,000 shares of common stock, each with an exercise price of $15.00 per share, which warrants will be issued at the Closing, and (iii) 5,000,000 shares of common stock each with an exercise price of $11.50 per share, which warrants will be issued at the Closing. In general, each warrant is exercisable for a period of five or ten years following its issuance or first permitted exercise date. The
Strategic
Warrant Agreements provide for certain registration rights with respect to the resale of the shares of Common Stock underlying the warrants which are substantially similar to the registration rights provided under the Subscription Agreements. In addition, on December 21, 2021, certain of the Strategic Investors entered into lock-up agreements
with the Company, pursuant to which such Strategic Investors will be restricted from transferring certain of the new warrants issued at the Closing and the shares of common stock of the Company issued upon the exercise of such new warrants until the date that is three or five years after the Closing Date, as described below.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock —
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock —
The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 23,000,000 shares of Class A common stock issued and outstanding.
Class
 B Common Stock —
The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
On May 18, 2021, the Sponsor exercised its option to purchase 2,300,000 Private Placement Warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial Business Combination by 6 months, to November 19, 2021. The Private Placement Warrants issued on May 18, 2021 are identical to the Private Placement Warrants sold to the Sponsor in connection with the Company’s Initial Public Offering.

On November 16, 2021, the Sponsor exercised its option to purchase 2,300,000 Private Placement Warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial Business Combination by 6 months, to May 21, 2022. The Private Placement Warrants issued on November 19, 2021 are identical to the Private Placement Warrants sold to the Sponsor in connection with the Company’s Initial Public Offering.
As a result of the additional sales, the Company has a total of 14,250,000 Private Placement Warrants outstanding as of December 31, 2021.
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
NOTE 9. INCOME TAX
The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$53,413	$16,318
Startup/Organization Expenses	1,296,584	57,364

Total deferred tax assets	1,349,997	73,682
Valuation allowance	(1,349,997)	(73,682)

Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(1,276,315)	(73,682)
State and Local
Current	$—	$—
Deferred	—	—
Change in valuation allowance	1,276,315	73,682

Income tax provision	$—	$—

As of December 31, 2021, the Company had $254,349 of U.S. federal and state net operating loss carryovers available to offset future taxable income.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $1,276,315. For the period from August 7, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $73,682.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of derivative liabilities	(29.8)%	(19.5)%
Transaction costs allocated to warrant issuance	0.0%	(1.1)%
Change in valuation allowance	8.8%	(0.4)%

Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. FAIR VALUE MEASUREMENTS
Investments Held in Trust Account
At December 31, 2021 and 2020, assets held in the Trust Account were comprised of $236,926,076 and $232,302,673, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest earned on the Trust Account.
Warrant and Forward Contract Liability
At December 31, 2021 and 2020, the Company’s warrant liability was valued at $23,575,000 and $36,515,500, respectively, and its forward contract to acquire additional warrants liability was settled during the period and does not exist as of December 31, 2021 and was valued as a liability of
$3,542,000

as of December 31, 2020.Under the guidance in
ASC815-40,
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
Recurring Fair Value Measurements
The following table presents fair value information as of December 31, 2021 and 2020 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s investments held in the Trust Account consist of U. S. Treasury Bills or U.S. Money Market, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s Forward Contract liability was fair valued based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets through the settlement date of November 16, 2021 and as of December 31, 2020. The Company’s Private Placement Warrant liability as of December 31, 2021 and 2020, and Public Warrant liability as of December 31, 2020 are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. For the year ended December 31, 2021, the value of the Public Warrant liability was transferred out of Level 3 and into Level 1 classification. The Public Warrant liability moved from Level 3 to Level 1 during the year ended December 31, 2021 after the Public Warrants began active trading.

Description	Level	December 31, 2021	December 31, 2020
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$236,926,076	$232,302,673
Liabilities:
Public Warrants	1	$10,465,000	—
Public Warrants	3	—	$19,435,000
Private Placement Warrants	3	$13,110,000	$17,080,500
Forward Contract	3	—	$3,542,000
Measurement
The Company established the initial fair value for the warrant liability and forward contract liability on November 19, 2020, the date of the consummation of the Company’s Initial Public Offering. On December 31, 2020, the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Placement Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company valued the forward contract to issue additional Private Placement Warrants by determining the difference between the purchase price and the valuation of the underlying Private Placement Warrants, as described above, and used a probability-weighted average to estimate the number of additional Private Placement Warrants to be issued. For the Public Warrants, the Company allocated the proceeds received from the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant) first to the Public Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), and Class A common stock (permanent equity). The Private Placement Warrants and forward contract were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. As of December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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
The key inputs into the Monte Carlo simulation model (December 31, 2020 only) and the modified Black-Scholes model were as follows at December 31, 2021 (Private Placement Warrants only) and December 31, 2020:

Input	December 31, 2021		December 31, 2020
Risk-free interest rate		1.29%	0.50%
Expected term (years)		5.0	6.0
Expected volatility		12.3%	25.0%
Exercise price		$11.50	$11.50
Dividend yield		0.0%	0.0%
Expected stock price at De-SPAC		$10.18	$10.00
Probability-weighted average of additional shares to be issued for the forward contract	$	N/A (1)	$4,600,000

(1)	The forward contract liability was settled during the year (Note 4).
The change in the fair value of the derivative liabilities for the year ended December 31, 2021 is summarized as follows:

	Private Placement	Public	Forward Contract	Derivative Liabilities
Fair value as of January 1, 2021	$17,080,500	$19,435,000	$3,542,000	$40,057,500
Sale of 2,300,000 warrants to Sponsor on May 19, 2021	2,093,000	—	—	2,093,000
Sale of 2,300,000 warrants to Sponsor on November 16, 2021	2,024,000	—	—	2,024,000
Change in valuation inputs or other assumptions (1)	(8,087,500)	(8,970,000)	(3,542,000)	(20,599,500)

Fair value as of December 31, 2021	$13,110,000	$10,465,000	$—	$23,575,000

(1)
The change in valuation inputs or other assumptions for the Forward Contract includes a settlement of the Forward Contract related to the Sponsor’s exercise of its option to purchase 4,600,000 Private Placement Warrants. The Company realized a $483,000 gain during the period as part of the settlement of the Forward Contract derivative liability. See Note 4 for additional information.

There were transfers out of Level 3 of the fair value hierarchy into Level 1 totaling $19,435,000 during the year ended December 31, 2021.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On February 3, 2022, the Company issued the New Promissory Note to the Sponsor, pursuant to which the Company may borrow up to $2,000,000 from the Sponsor related to ongoing expenses reasonably related to the Company and the consummation of the Business Combination. All unpaid principal under the New Promissory Note shall be due and payable in full on the earlier of (i) December 31, 2022 and (ii) the effective date of the Business Combination, unless accelerated upon the occurrence of an event of default as set forth in the note. Any outstanding principal may be prepaid at any time by the Company, at its election and without penalty.