Form 10-Q
period 2022-03-31
Zanite Acquisition Corp.
filed 2022-05-03
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
(216)292-0200
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
of the Exchange Act):    Yes  ☒    No  ☐
As of May 3, 2022, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ZANITE ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I—FINANCIAL INFORMATION
ITEM 1.
FINANCIAL STATEMENTS
ZANITE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$24,678	$475,339
Prepaid expenses	84,903	93,195

Total Current Assets	109,581	568,534
Investments held in trust account	236,947,197	236,926,076

Total Assets	$237,056,778	$237,494,610

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,709,154	$4,741,266
Promissory note – related party	150,000	—

Total Current Liabilities	5,859,154	4,741,266
Derivative liabilities	16,622,500	23,575,000
Deferred underwriting fee payable	8,050,000	8,050,000

Total Liabilities	30,531,654	36,366,266

Commitments and contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.30 per share redemption value as of March 31, 2022 and December 31, 2021	236,900,000	236,900,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(30,375,451)	(35,772,231)

Total Stockholders’ Deficit	(30,374,876)	(35,771,656)

Total Liabilities and Stockholders’ Deficit	$237,056,778	$237,494,610

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$1,576,841	$377,151

Loss from operations	(1,576,841)	(377,151)
Other income:
Interest earned on investments held in Trust Account	21,121	5,729
Change in fair value of derivative liabilities	6,952,500	12,118,500

Total other income, net	6,973,621	12,124,229

Net income	$5,396,780	$11,747,078

Basic and diluted weighted average shares outstanding of Class A common stock	23,000,000	23,000,000

Basic and diluted net income per share, Class A common stock	$0.19	$0.41

Basic and diluted weighted average shares outstanding of Class B common stock	$5,750,000	5,750,000

Basic and diluted net income per share, Class B common stock	0.19	$0.41

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	—	$—	5,750,000	$575	$—	$(35,772,231)	$(35,771,656)
Net income	—	—	—	—	—	5,396,780	5,396,780

Balance – March 31, 2022	—	$—	5,750,000	$575	$—	$(30,375,451)	$(30,374,876)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	5,750,000	$575	$—	$(46,177,034)	$(46,176,459)
Net income	—	—	—	—	—	11,747,078	11,747,078

Balance – March 31, 2021	—	$—	5,750,000	$575	$—	$(34,429,956)	$(34,429,381)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,396,780	$11,747,078
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(6,952,500)	(12,118,500)
Interest earned on investments held in Trust Account	(21,121)	(5,729)
Changes in operating assets and liabilities:
Prepaid expenses	8,292	19,698
Accounts payable and accrued expenses	967,888	(111,009)

Net cash used in operating activities	(600,661)	(468,462)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	150,000	—

Net cash provided by financing activities	150,000	—

Net Change in Cash	(450,661)	(468,462)
Cash – Beginning of period	475,339	1,971,811

Cash – End of period	$24,678	$1,503,349

The accompanying notes are an integral part of the unaudited condensed financial statements.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 7, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, as well as activities related to identifying and consummating potential acquisitions. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds invested in the Trust Account (as defined below).
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
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
MARCH 31, 2022
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
Liquidity, Capital Resources and Going Concern
As of March 31, 2022, the Company had $24,678 in its operating bank account and a working capital deficit of approximately $5.75 million.
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
On February 3, 2022, the Company issued another unsecured promissory note to the Sponsor (the “New Promissory Note”), pursuant to which the Company may borrow up to $2,000,000 from the Sponsor related to ongoing expenses reasonably related to the Company and the consummation of the Business Combination (Note 5). As of March 31, 2022, the outstanding balance under the New Promissory Note is $150,000.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022, the Company had no
borrowings under the Working Capital Loans.
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

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the accounting and disclosure rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
as filed with the SEC on February 15, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust
At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were substantially held in money market funds which are invested primarily in U.S. Treasury Securities.
Offering Costs
Offering costs consist of legal, accounting, underwriting, and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $13,143,093 were recognized, with $854,301 allocated to the Public Warrants and $12,288,792 included in stockholders’ equity upon completion of the Initial Public Offering. Deferred underwriting commissions are classified as a long-term liability due to their encumbrance to the Trust Account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts presented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant and the forward contract for additional warrants (see Note 9).
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
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants and the forward contract for additional warrants are derivatives. As the financial instruments meet the definition of a derivative, the warrants and the forward contract for additional warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurements”, with changes in fair value recognized in the
Condensed Statements

of Operations in the period of change.
Fair Value Measurements
The Company complies with ASC 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that
are re-measured
and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets.
As discussed in Note 3, all of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. Accordingly, all of the Company’s shares of Class A common stock are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets
.
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

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 25,750,000 shares of Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$4,317,424	$1,079,356	$9,397,662	$2,349,416
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per common share	$0.19	$0.19	$0.41	$0.41
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for the Company for the fiscal year beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU
2020-06
effective as of January 1, 2022. The adoption of ASU
2020-06
did not have an impact on the Company’s
condensed

financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
As of March 31, 2022 and December 31, 2021, the Class A common stock reflected on the condensed

balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	(14,950,000)
Class A common stock issuance costs	(12,288,792)
Plus:
Accretion of Class A common stock to redemption amount	34,138,792

Class A common stock subject to possible redemption	$236,900,000

The Class A common stock subject to redemption amount includes $2,300,000 from net proceeds of the sale of the Units in the Initial Public Offering and an additional $4,600,000 from Private Placement Warrants for the exercise of the two
6-month
extensions of the Company’s period to consummate an initial Business Combination.
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,650,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant or $9,650,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. As the fair value of the Private Placement Warrants exceeded the purchase price, the Company recorded an expense of $3,088,000 related to the sale of the Private Placement Warrants as part of the change in fair value of derivative liabilities expense.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The Company has issued a total of 14,250,000 Private Placement Warrants as of March 31, 2022.
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
Administrative Services Agreement
The Company entered into an administrative services agreement, commencing on November 19, 2020, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay to the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheets.
Promissory Notes — Related Party
On August 7, 2020, the Sponsor issued the Promissory Note, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2020 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $90,093 was subsequently repaid on November 23, 2020. This facility is no longer available.
On February 3, 2022, the Company issued the New Promissory Note to the Company, pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The New Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of our initial business combination, unless accelerated upon the occurrence of an event of default as set forth in the note. Any outstanding principal may be prepaid at any time by the Company, at its election and without penalty. As of March 31, 2022, the outstanding balance under the New Promissory Note is $150,000.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Working Capital Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no amounts were outstanding under the Working Capital Loans.
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

Contingent Fee Agreement
On May 6, 2021, the Company entered into an agreement with a vendor for financial due diligence services related to the Business Combination. The agreement has a contingent fee element whereby 50% of the fees incurred for the services rendered are contingent upon the consummation of the Business Combination. The amount of contingent fees incurred as of March 31, 2022, which would be become payable upon consummation of a Business Combination, is $300,000.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Subscription Agreements
On December 21, 2021, concurrently with the execution of the Business Combination Agreement, the Company entered into subscription agreements (each a “Subscription Agreement” and collectively, the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the Company agreed to issue and sell to the PIPE Investors an aggregate of 30,500,000 shares of Common Stock at $10.00 per share, for an aggregate purchase price of $305,000,000, in private placements to close substantially concurrently with the Closing (the “PIPE Investment”). The PIPE Investors include, among others, the Sponsor, which subscribed to purchase 2,500,000 shares of Common Stock for a purchase price of $25,000,000, EAH, which subscribed to purchase 17,500,000 shares of Common Stock for a purchase price of $175,000,000 and certain strategic PIPE Investors and/or investors with existing relationships with Embraer (collectively, the “Strategic Investors”). Certain of the Strategic Investors have also entered into Strategic Warrant Agreements (as defined below) providing for the issuance of warrants to purchase shares of Common Stock upon the Closing and achievement of certain UAM Business milestones. In connection with the PIPE Investment, EAH has entered into arrangements with certain of such strategic investors to provide them with price protections in the amount of up to their $30 million aggregate commitments in the form of credits for parts and services or cash in exchange for the transfer of shares to EAH. Pursuant to the terms of the Subscription Agreements, a PIPE Investor, including the Sponsor and EAH, may assign all or a portion of its obligation to purchase its shares of Common Stock in the PIPE Investment with the Company’s prior consent.
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

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

On March 9, 2022, the Company entered into an additional Subscription Agreement with an additional Strategic Investor, pursuant to which such Strategic Investor subscribed to purchase 230,000 shares of Common Stock for an aggregate purchase price of $2,300,000.
On March 16, 2022, the Company entered into an additional Subscription Agreement with an additional Strategic Investor, pursuant to which such Strategic Investor subscribed to purchase 3,000,000 shares of Common Stock for an aggregate purchase price of $30,000,000. As a result, as of March 16, 2022, the Company has agreed to issue and sell an aggregate of 34,730,000 shares of Common Stock for an aggregate purchase price of $347,300,000 to the PIPE Investors in the PIPE Investment.
On April 4, 2022, the Company entered into an amendment to the Subscription Agreement with one of the Strategic Investors, pursuant to which the Strategic Investor subscribed to purchase an additional 1,000,000 shares of Common Stock for an aggregate purchase price of $10,000,000. As a result, as of April 4, 2022, the Company has agreed to issue and sell an aggregate of 35,730,000 shares of Common Stock for an aggregate purchase price of $357,300,000 to the PIPE Investors in the PIPE Investment.
S
trategic Warrant and
 Lock-Up
 Agreements
On December 21, 2021, concurrently with the execution of the Business Combination Agreement, the Company entered into warrant agreements with the Strategic Investors (the “
Strategic Warrant Agreements
”), pursuant to which, subject to the consummation of the business combination, the Company has agreed to issue to the Strategic Investors new warrants to acquire an aggregate of (i) 14,150,000 shares of common stock, each with an exercise price of $0.01 per share (the “
Penny Warrants
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
On March 16, 2022, concurrently with the execution of an additional Subscription Agreement with an additional Strategic Investor, the Company entered into an additional Strategic Warrant Agreement, pursuant to which, subject to the consummation of the business combination, the Company has agreed to issue the Strategic Investor new warrants to acquire 4,500,000 shares of Common Stock, each with an exercise price of $0.01 per share. Each warrant is exercisable for a period of five years following its issuance or first permitted exercise date. The Strategic Warrant Agreement provides for certain registration rights with respect to the resale of the shares of Common Stock underlying the warrants which are substantially similar to the registration rights provided under the Subscription Agreement. The Strategic Warrant Agreement also provides the Strategic Investor with the non-transferable
right to designate a Class I director of the Company. In addition, the Strategic Warrant Agreement provides that the Strategic Investor may designate a member to a non-board
advisory committee following the consummation of the business combination, to the extent that the Company chooses, in its sole discretion, to form such a committee. In addition, on March 16, 2022, the Strategic Investor entered into a lock-up
agreement with the Company, pursuant to which the Strategic Investor will be restricted from transferring warrants to acquire 900,000 shares of Common Stock issued at the Closing and the shares of Common Stock issued upon the exercise of such new warrants until the date that is two years after the Closing Date.
Out of the warrants that the Company has agreed to issue pursuant to the Strategic Warrant Agreements, (i) warrants to acquire 900,000 shares of Common Stock will be issued and exercisable at the Closing, (ii) warrants to acquire up to 3,600,000 shares of common stock will be issued upon the achievement of certain UAM Business milestones, including upon achievement of certain vertiport operation thresholds and upon receipt of the first type certification for eVTOL in compliance with certain airworthiness authorities.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding.
Class
 B Common Stock
— The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law.
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
As a result of the additional sales, the Company has a total of 14,250,000 Private Placement Warrants outstanding as of March 31, 2022 and December 31, 2021.
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

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $236,947,197 and $236,926,076, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company has not withdrawn any interest earned on the Trust Account
.
Warrant and Forward Contract Liability
At March 31, 2022 and December 31, 2021, the Company’s warrant liability was valued at $16,622,500 and $23,575,000, respectively. The forward contracts to acquire additional warrants liability were settled during the year ended December 31, 2021 and does not exist as of March 31, 2022. Under the guidance in ASC
815-40,
the warrants and forward contract do not meet the criteria for equity treatment. As such, the warrants and forward contract must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement
at each balance sheet date. With each
re-measurement,
the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s Statements of Operations.
Recurring Fair Value Measurements
The following table presents fair value information as of March 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s investments held in the Trust Account consist of U. S. Treasury Bills or U.S. Money Market, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s Private Placement Warrant liability as of March 31, 2022 and December 31, 2021, are based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value
.
During 2021, the value of the Public Warrant liability was transferred out of Level 3 and into Level 1 classification after the Public Warrants began active trading.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$236,947,197	$236,926,076
Liabilities:
Public Warrants	1	$7,360,000	10,465,000
Private Placement Warrants	3	$9,262,500	$13,110,000
Measurement
The Company established the initial fair value for the warrant liability and forward contract liability on November 19, 2020, the date of the consummation of the Company’s Initial Public Offering. The Company used a Monte Carlo simulation model to initially value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company valued the forward contract to issue additional Private Placement Warrants by determining the difference between the purchase price and the valuation of the underlying Private Placement Warrants, as described above, and used a probability-weighted average to estimate the number of additional Private Placement Warrants to be issued. For the Public Warrants, the Company allocated the proceeds received from the sale of Units (which is inclusive of one share of Class A common stock and one-half
of one Public Warrant) first to the Public Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), and Class A common stock (permanent equity). The Private Placement Warrants and forward contract were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

ZANITE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
The key inputs into the modified Black-Scholes model were as follows at March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021	March 31, 2021
Risk-free interest rate	2.40%	1.29%	1.04%
Expected term (years)	5.11	5.0	5.5
Expected volatility	6.5%	12.3%	18.8%
Exercise price	$11.50	$11.50	$11.50
Dividend yield	0.0%	0.0%	0.0%
Expected stock price at De-SPAC	$10.26	$10.18	$9.95
Probability weighted average of additional shares to be issued for the forward contract	N/A	N/A	3,450,000
The change in the fair value of the derivative liabilities for the period ended March 31, 2022 and 2021 is summarized as follows:

	Private Placement	Public	Forward Contract	Derivative Liabilities
Fair value as of January 1, 2021	$17,080,500	$19,435,000	$3,542,000	$40,057,500
Change in valuation inputs or other assumptions	(4,632,000)	(4,945,000)	(2,541,500)	(12,118,500)
Fair value as of March 31, 2021	12,448,500	14,490,000	1,000,500	27,939,000
Sale of 2,300,000 warrants to Sponsor on May 19, 2021	2,093,000	—	—	2,093,000
Sale of 2,300,000 warrants to Sponsor on November 16, 2021	2,024,000	—	—	2,024,000
Change in valuation inputs or other assumptions (1)	(3,455,500)	(4,025,000)	(1,000,500)	(8,481,000)
Fair value as of December 31, 2021	13,110,000	10,465,000	—	23,575,000
Change in valuation inputs	(3,847,500)	(3,105,000)	—	(6,952,500)
Fair value as of March 31, 2022	$9,262,500	$7,360,000	$—	$16,622,500

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
On April 4, 2022, the Company entered into an amendment to the Subscription Agreement with one of the Strategic Investors, pursuant to which the Strategic Investor subscribed to purchase an additional 1,000,000 shares of Common Stock for an aggregate purchase price of $10,000,000. As a result, as of April 4, 2022, the Company has agreed to issue and sell an aggregate of 35,730,000 shares of Common Stock for an aggregate purchase price of $357,300,000 to the PIPE Investors in the PIPE Investment.

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
10-K
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
Recent Developments
On December 21, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Embraer S.A., a Brazilian corporation (sociedade anônima) (“Embraer”), Embraer Aircraft Holding Inc., a Delaware corporation and a direct wholly-owned subsidiary of Embraer (“EAH”), and EVE UAM, LLC, a Delaware limited liability company and a wholly-owned subsidiary of EAH (“Eve”).
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

On March 9, 2022, we entered into an additional Subscription Agreement with an additional Strategic Investor, pursuant to which such Strategic Investor subscribed to purchase 230,000 shares of Common Stock for an aggregate purchase price of $2,300,000.
On March 16, 2022, we entered into an additional Subscription Agreement with an additional Strategic Investor, pursuant to which such Strategic Investor subscribed to purchase 3,000,000 shares of Common Stock for an aggregate purchase price of $30,000,000. As a result, as of March 16, 2022, the Company has agreed to issue and sell an aggregate of 34,730,000 shares of Common Stock for an aggregate purchase price of $347,300,000 to the PIPE Investors in the PIPE Investment. Concurrently with the execution of an additional Subscription Agreement with an additional Strategic Investor, we entered into an additional Strategic Warrant Agreement, pursuant to which, subject to the consummation of the business combination, the Company has agreed to issue the Strategic Investor new warrants to acquire 4,500,000 shares of Common Stock, each with an exercise price of $0.01 per share. Each warrant is exercisable for a period of five years following its issuance or first permitted exercise date. The Strategic Warrant Agreement provides for certain registration rights with respect to the resale of the shares of Common Stock underlying the warrants which are substantially similar to the registration rights provided under the Subscription Agreement. The Strategic Warrant Agreement also provides the Strategic Investor with the non-transferable
right to designate a Class I director of the Company. In addition, the Strategic Warrant Agreement provides that the Strategic Investor may designate a member to a non-board
advisory committee following the consummation of the business combination, to the extent that the Company chooses, in its sole discretion, to form such a committee. In addition, the Strategic Investor entered into a lock-up
agreement with the Company, pursuant to which the Strategic Investor will be restricted from transferring warrants to acquire 900,000 shares of Common Stock issued at the Closing and the shares of Common Stock issued upon the exercise of such new warrants until the date that is two years after the Closing Date.
On April 4, 2022, we entered into an amendment to the Subscription Agreement with one of the Strategic Investors, pursuant to which the Strategic Investor subscribed to purchase an additional 1,000,000 shares of Common Stock for an aggregate purchase price of $10,000,000. As a result, as of April 4, 2022, the Company has agreed to issue and sell an aggregate of 35,730,000 shares of Common Stock for an aggregate purchase price of $357,300,000 to the PIPE Investors in the PIPE Investment.

Results of Operations
We have neither engaged in any operations (other than searching for a business combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and activities in connection with searching for and consummating a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $5,396,780, which consists of a change in fair value of derivative liabilities of $6,952,500 and interest income on investments held in the trust account of $21,121, offset by general and administrative expenses of $1,576,841.
For the three months ended March 31, 2021, we had a net income of $11,747,078, which consisted of changes in fair value of derivative liabilities of $12,118,500 and interest income on investment held in trust account of $5,729, offset by general and administrative expenses of $377,151.
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
For the three months ended March 31, 2022, net cash used in operating activities was $600,661. Net income of $5,396,780 was affected by changes in fair value of derivative liabilities of $6,952,500 and interest income on investments held in the trust account of $21,121. Changes in operating assets and liabilities provided $976,180 of cash for operating activities.
For the three months ended March 31, 2021, net cash used in operating activities was $468,462. Net income of $11,747,078 was affected by changes in fair value of derivative liabilities of $12,118,500 and interest income on investments held in the trust account of $5,729. Changes in operating assets and liabilities used $91,311 of cash for operating activities.
At March 31, 2022, we had investments held in the trust account of $236,947,197. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At March 31, 2022, we had cash of $24,678 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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

On February 3, 2022, the Sponsor issued the New Promissory Note, pursuant to which the Company could borrow up to an aggregate principal amount of $2,000,000. The New Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of our initial business combination. The outstanding balance under the New Promissory Note is $150,000.
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
Off-Balance
Sheet Financing Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
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
On May 6, 2021, we entered into an agreement with a vendor for financial due diligence services related to our initial business combination. The agreement has a contingent fee element whereby 50% of the fees incurred for the services rendered are contingent upon the consummation of the initial business combination. The amount of contingent fees incurred as of March 31, 2022, which would be become payable upon consummation of the initial business combination is $300,000.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
All of the 23,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the business combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. Accordingly, all of the Company’s shares of Class A common stock are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for the Company for the fiscal year beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU
2020-06
effective as of January 1, 2022. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)under
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the SEC on February 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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
Simultaneous with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated the private placement to our Sponsor of an aggregate of 9,650,000 warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,650,000. On May 18, 2021, our Sponsor exercised its option to purchase 2,300,000 Private Placement Warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial business combination by 6 months, to November 19, 2021. On November 16, 2021, the Sponsor exercised its option to purchase 2,300,000 Private Placement Warrants, for an aggregate purchase price of $2,300,000, in order to extend the time the Company will have to consummate an initial Business Combination by 6 months, to May 19, 2022. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Intractive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZANITE ACQUISITION CORP.

Date: May 3, 2022	By:	/s/ Steven H. Rosen
	Name:	Steven H. Rosen
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2022	By:	/s/ Michael A. Rossi
	Name:	Michael A. Rossi
	Title:	Chief Financial Officer
(Principal Financial Officer)