Form 10-Q
period 2022-06-30
Eve Holding, Inc.
filed 2022-08-04
CIK 1823652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 001-39704

EVE HOLDING, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-2549808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 General Aviation Drive,

Melbourne, FL 32935

(Address of Principal Executive Offices, including zip code)

(321) 751-5050

(Registrant’s telephone number, including area code)

N/A

(Former name and address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EVEX	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock	EVEXW	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of August 03, 2022, there were 264,332,132 shares of common stock, $0.001 par value, issued and outstanding.

EVE Holding, Inc.

(Formerly EVE UAM, LLC)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or similar terms or expressions or the negative thereof. These forward-looking statements include, but are not limited to, statements concerning the following:

  our ability to raise financing in the future;
  our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
  the impact of the regulatory environment and complexities with compliance related to such environment;
  factors relating to our publicly traded securities and our business, operations and financial performance, including:
  the impact of the COVID-19 pandemic;
  our ability to maintain an effective system of internal controls over financial reporting;
  our ability to grow market share in our existing markets or any new markets we may enter;
  our ability to respond to general economic conditions;
  the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
  our ability to manage our growth effectively;
  our ability to achieve and maintain profitability in the future;
  our ability to access sources of capital to finance operations and growth; and
  the success of our strategic relationships with third parties.

The list above is not intended to be an exhaustive list of all of our forward-looking statements. Our forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I., Item 1. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in our Form S-1/A filed with the Securities and Exchange Commission on July 29, 2022. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” "Eve" “Eve Holding,” “we,” “us” and “our” refer to EVE Holding, Inc.

Item 1. Financial Statements
EVE Holding, Inc.
(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In US Dollars)
	June 30,	December 31,
	2022	2021
Assets
Current:
Cash and cash equivalents	$176,316,554	$14,376,523
Financial investments	154,464,652	-
Related party receivable	256,645	220,000
Other current assets	166,085	21,140
Total current assets	331,203,936	14,617,663
Capitalized software, net	-	699,753
Total assets	$331,203,936	$15,317,416
Liabilities and Stockholders' equity
Current:
Accounts payable	$889,594	$877,641
Related party payable	9,560,773	-
Derivative financial instruments	7,267,500	32,226
Other payables	2,159,603	616,156
Total current liabilities	19,877,470	1,526,023
Other noncurrent payables	542,809	702,921
Total liabilities	20,420,279	2,228,944
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 264,332,132 and 235,582,132 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	264,332	-
Net parent investment	-	13,120,698
Additional paid-in capital	320,295,756	-
Accumulated deficit	(9,776,431)	-
Accumulated other comprehensive loss	-	(32,226)
Total stockholders' equity	310,783,657	13,088,472
Total liabilities and stockholders' equity	$331,203,936	$15,317,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVE Holding, Inc.

(FORMERLY EVE UAM, LLC)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$(9,835,736)	$(1,938,812)	$(18,950,423)	$(3,830,463)
Selling, general and administrative	(6,475,430)	(429,467)	(7,284,196)	(757,410)
Other expenses	(37,123)	-	(37,123)	-
Loss from operations	(16,348,289)	(2,368,279)	(26,271,742)	(4,587,873)
Change in fair value of derivative liabilities	4,132,525	-	4,132,525	-
Financial and foreign exchange gain/(loss), net	563,854	(46,347)	986,566	(43,873)
Loss before income taxes	(11,651,910)	(2,414,626)	(21,152,651)	(4,631,746)
Income tax benefit/(expense)	(129,708)	-	(129,708)	-
Net loss	$(11,781,618)	$(2,414,626)	$(21,282,359)	$(4,631,746)
Net loss per share basic and diluted	(0.05)	(0.01)	(0.09)	(0.02)
Weighted-average number of shares outstanding – basic and diluted	248,989,790	220,000,000	234,574,977	220,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVE Holding, Inc.

(FORMERLY EVE UAM, LLC)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(11,781,618)	$(2,414,626)	$(21,282,359)	$(4,631,746)
Derivative financial instruments - cash flow hedge	-	50,195	-	(911)
Total comprehensive loss	$(11,781,618)	$(2,364,431)	$(21,282,359)	$(4,632,657)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVE Holding, Inc.

(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In US Dollars)
	Common Stock
	Shares	Amount	Net parent investment	Additional paid-in capital	Restricted stock units	Public Warrants	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders' equity
Balance as of December 31, 2021	220,000,000	$220,000	$-	$53,489,578	$-	$-	$(40,588,880)	$(32,226)	$13,088,472
Separation-related adjustment	-	-	-	(707,846)	-	-	-	32,226	(675,620)
Balance as of January 1, 2022	220,000,000	$220,000	$-	$52,781,732	$-	$-	$(40,588,880)	$-	$12,412,852
Net loss	-	-	-	-	-	-	(9,500,741)	-	(9,500,741)
Other comprehensive loss	-	-	-	-	-	-	-	-	-
Contributions from Parent	-	-	-	732,776	-	-	-	-	732,776
Capital contribution	-	-	-	-	-	-	-	-	-
Balance as of March 31, 2022	220,000,000	$220,000	$-	$53,514,508	$-	$-	$(50,089,621)	$-	$3,644,887
Net loss	-	-	-		-	-	(11,781,618)	-	(11,781,618)
Reclassification of net parent company investment	-	-	-	-	-	-	-	-	-
Reclassification of Public Warrants from liability to equity	-	-	-	-	-	9,200,000	-	-	9,200,000
Issuance of common stock upon reverse recapitalization, net of fees	43,392,132	43,392	-	308,428,971	-	-	-	-	308,472,363
Issuance of common stock upon vesting of restricted stock units	100,000	100	-	-	1,028,269	-	-	-	1,028,369
Issuance of common stock under the 2022 Stock Incentive Plan	40,000	40	-	(40)	-	-	-	-	-
Issuance of common stock upon exercise of warrants held by PIPE investor	800,000	800	-	(800)	-	-	-	-	-
Contributions from Parent	-	-	-	219,656	-	-	-	-	219,656
Balance as of June 30, 2022	264,332,132	$264,332	$-	$362,162,295	$1,028,269	$9,200,000	$(61,871,239)	$-	$310,783,657

	Common Stock
	Shares	Amount	Net parent investment	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders' equity
Balance as of December 31, 2020	-	$-	$(1,059,291)	$-	$-	$45,438	$(1,013,853)
Retroactive application of recapitalization	220,000,000	220,000	1,059,291	23,442,803	(24,722,094)	-	-
Balance as of January 1, 2021	220,000,000	$220,000	$-	$23,442,803	$(24,722,094)	$45,438	$(1,013,853)
Net loss	-	-	-	-	(2,217,120)	-	(2,217,120)
Other comprehensive loss	-	-	-	-	-	(51,106)	(51,106)
Contributions from Parent	-	-	-	3,004,907	-	-	3,004,907
Balance as of March 31, 2021	220,000,000	$220,000	$-	$26,447,710	$(26,939,214)	$(5,668)	$(277,172)
Net loss	-	-	-	-	(2,414,626)	-	(2,414,626)
Other comprehensive loss	-	-	-	-	-	(911)	(911)
Contributions from Parent	-	-	-	2,283,398	-	-	2,283,398
Balance as of June 30, 2021	220,000,000	$220,000	$-	$28,731,108	$(29,353,840)	$(6,579)	$(409,311)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVE Holding, Inc.
(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,282,359)	$(4,631,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized software	-	54,063
Long-term incentive plan expense	(252,729)	96,693
Carve-out expenses (noncash, contributed from Parent)(i)	952,432	-
Stock Based Compensation	1,028,369	-
Private warrants - change in FV	(4,132,500)	-
Interest on Financial Investments (noncash)	(464,652)	-
Changes in operating assets and liabilities:
Other assets	(153,512)	(11,674)
Related party receivable	216,083	-
Accounts payable	730,186	(680,694)
Related party payable	9,560,773	-
Other payables	614,107	117,550
Net cash used in operating activities	(13,183,802)	(5,055,808)
Cash flows from investing activities:
Purchases of investing securities	(154,000,000)	-
Net cash provided by investing activities:	(154,000,000)	-
Cash flows from financing activities:
Transfer from Parent	-	5,055,808
Gross capital contribution	377,009,090	-
Transaction costs	(47,885,258)	-
Net cash provided by financing activities	329,123,832	5,055,808
Increase (decrease) in cash and cash equivalents	161,940,030	-
Cash and cash equivalents at the beginning of the period	14,376,523	-
Cash and cash equivalents at the end of the period	$176,316,554	$-

Supplemental disclosure of other noncash investing and financing activities
Additions to capitalized software transferred by Parent	$-	$232,496

(i) More details on Note 2.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVE Holding, Inc.

(FORMERLY EVE UAM, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in US Dollars)

1.      Organization and Nature of Business

The Company and Nature of Business

Eve Holding, Inc. (“Eve”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is an aerospace company with operations in Melbourne, Florida and Brazil. The Company is a former blank check company incorporated on November 19, 2020 under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Eve is dedicated to accelerating the urban air mobility ("UAM") ecosystem. Benefitting from a startup mindset and with a singular focus, Eve is taking a holistic approach to progressing the UAM ecosystem, with an advanced electrical vertical take-off and landing (“eVTOL”) project, a comprehensive global services and support network and a unique air traffic management solution.

Business Combination

On December 21, 2021, Zanite entered into a Business Combination Agreement (the “Business Combination Agreement”) with Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), Embraer Aircraft Holding, Inc., a Delaware corporation (“EAH”) wholly owned by ERJ, and EVE UAM, LLC, a Delaware limited liability company (“Eve Sub”), a subsidiary of EAH, that was formed for purposes of conducting the UAM Business (as defined in the Business Combination Agreement).

On May 9, 2022, in accordance with the Business Combination Agreement, the closing (the "Closing") of the transactions contemplated by the Business Combination Agreement (the “Business Combination”) occurred, pursuant to which Zanite issued 220,000,000 shares of Class A common stock to EAH in exchange for the transfer by EAH to Zanite of all of the issued and outstanding limited liability company interests of Eve (the “Equity Exchange”). As a result of the Business Combination, Eve is now a wholly-owned subsidiary of Zanite, which has changed its name to “Eve Holding, Inc.”

On December 21, 2021, December 24, 2021, March 9, 2022, March 16, 2022 and April 4, 2022, in connection with the Business Combination, Zanite entered into subscription agreements or amendments thereto (as amended from time to time, the “Subscription Agreements”) with certain investors, including certain strategic investors and/or investors with existing relationships with ERJ (the “Strategic Investors”), Zanite Sponsor LLC, a Delaware limited liability company (the “Sponsor”) and EAH (collectively, the “PIPE Investors”), pursuant to which, and on the terms and subject to the conditions of which, Zanite agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to the Closing, an aggregate of 35,730,000 shares of Class A common stock at a purchase price of $10 per share, for an aggregate purchase price of $357,300,000, which included the commitment of the Sponsor to purchase 2,500,000 shares of Class A common stock for a purchase price of $25,000,000 and the commitment of EAH to purchase 18,500,000 shares of Class A common stock for a purchase price of $185,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.

Upon Closing, all shares of Zanite Class A and Class B common stock were converted into, on a one-for-one basis, shares of common stock of Eve Holding.

Both ERJ and Zanite's sponsors incurred costs in connection with the Business Combination ("Transaction Costs"). The Transaction Costs that were determined to be directly attributable and incremental to the Business Combination were deferred and recorded as other assets in the balance sheet until the Closing. Such costs amounted to $47,885,258 and were recorded as a reduction of cash contributed with a corresponding reduction of additional paid-in capital.

Accounting Treatment of the Business Combination

The Business Combination was accounted for as a reverse recapitalization, equivalent to the issuance of shares by Eve for the net monetary assets of Zanite accompanied by a recapitalization. Accordingly, the consolidated assets, liabilities and results of operations of Eve (or the "UAM Business", as applicable) became the historical financial statements of the Company, and the assets, liabilities and results of operations of Zanite were consolidated with Eve beginning on the Closing date. For accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Eve. The net assets of Zanite were recorded at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the transaction are presented as those of Eve (or the "UAM Business", as applicable) in future reports of the Company.

The financial statements included in this report reflect (i) the historical operating results of Eve prior to the Business Combination; (ii) the combined results of Eve and Zanite following the Closing ; (iii) the assets and liabilities of Eve at their historical cost; and (iv) the Company’s equity structure for all periods presented.

EAH did not lose control over Eve as a result of the Closing because EAH held approximately 90% of Eve’s shares immediately after the Closing. Therefore, the transaction did not result in a change in control that would otherwise necessitate business combination accounting.

COVID-19 Pandemic

The World Health Organization declared a global emergency on January 30, 2020 with respect to the outbreak of a novel strain of coronavirus, or COVID-19 pandemic. There are many uncertainties regarding the continuing global COVID-19 pandemic, the full impact of which continues to evolve as of the date hereof. Eve is closely monitoring the COVID-19 pandemic situation and its impacts on its employees, operations, the global economy, the supply and the demand for its products and services, including the UAM Business.

The full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations remains uncertain. Management is actively monitoring the situation on its operations, suppliers, industry, and workforce.

2.    Summary of Significant Accounting Policies

Basis of Presentation

Prior to the separation from ERJ, Eve has historically operated as part of ERJ and not as a standalone company. The audited consolidated financial statements for the periods ended December 31, 2021, have been derived from ERJ and EAH historical accounting records and are presented on a carve-out basis. As of January 1, 2022, Eve began accounting for its financial activities as an independent entity. The unaudited condensed consolidated financial statements for the three and six-month periods ended June 30, 2022, consists of Eve’s accounting data, and, in a minor portion, certain EAH’s general and administrative expenses that still had to be carved out. The balances of Eve Soluções de Mobilidade Aérea Urbana Ltda. ("Eve Brazil"), an indirect wholly owned subsidiary of Eve, that were recorded in foreign currency and were converted/translated into its functional currency, the US dollar, before being presented on the consolidated financial statements. ERJ started charging the UAM related R&D and G&A expenses to Eve through the Master Service Agreement (MSA) and Shared Service Agreement (SSA). Therefore, there was no need to continue carving out most of the expenses from ERJ and EAH. Until the Closing date, the EAH’s incurred cost, which was attributed to the UAM Business and represents its cost of doing business, was carved out due to restrictions for EAH to charge Eve under the Master Service Agreement and the Shared Service Agreement. All intercompany transactions’ balances between Eve Holding, EVE UAM, LLC "Eve US" and Eve Brazil (collective, the "Eve Entities") were eliminated.

Until the Closing date, these unaudited condensed consolidated financial statements of Eve reflect the assets, liabilities, and expenses that management determined to be specifically attributable to Eve, as well as allocations of certain corporate level assets, liabilities and expenses, deemed necessary to fairly present the financial position, results of operations and cash flows of Eve, as discussed further below. Management believes that the assumptions used as basis for the allocations of expenses, direct and indirect, as well as assets and liabilities in the unaudited condensed consolidated financial statements are reasonable. However, these allocations may not be indicative of the actual amounts that would have been recorded had Eve operated as an independent, publicly traded company for the periods presented.

Prior to May 9, 2022, as a part of ERJ, Eve was dependent upon ERJ for all of its working capital and financing requirements, as ERJ uses a centralized approach to cash management and financing its operations. Accordingly, cash and cash equivalents, debt or related interest expense have not been allocated to Eve in the unaudited condensed consolidated financial statements. Financing transactions related to Eve were accounted for as a component of Net Parent Investment in the unaudited consolidated balance sheets and as a financing activity on the accompanying unaudited condensed consolidated statements of cash flows.

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Change in carve-out methodology

The carve-out methodology was used since Eve’s inception until the Closing date. Thus, after May 9, 2022, no carve-out amounts were included in Eve’s financial statements.

As of the Closing, ERJ concluded that all the assets and liabilities of Eve were contributed by ERJ. No other assets or liabilities are evaluated to be attributable to Eve or that would be transferred to Eve upon the completion of the Business Combination, eliminating the necessity to allocate a portion of ERJ’s assets and liabilities to Eve on a carve-out basis. Thus, Management deemed it to be more appropriate to adopt a legal entity approach as of January 1, 2022, rather than a management approach.

The management approach takes into consideration the assets that are being transferred to determine the most appropriate financial statement presentation. A management approach may also be appropriate when a parent entity needs to prepare financial statements for the sale of a legal entity, but prior to divestiture, certain significant operations of the legal entity are contributed to the parent in a common control transaction. On the other hand, the legal entity approach is often appropriate in circumstances when the transaction structure is aligned with the legal entity structure of the divested entity. One example would be when shares of a legal entity or a consolidated group of legal entities are divested. If the legal entity approach is deemed appropriate, all historical results of the legal entity, including those that are not ultimately transferred, should be presented in the historical financial statements through the date of transfer.

On December 14, 2021, the Company signed with ERJ the MSA and the SSA, through which ERJ charges Eve for a significant part of the expenses Eve was previously carving out. As previously explained, only a minor portion of Eve’s expenses, comprised of general overhead expenses, was allocated to Eve in order to better present its results in a stand-alone basis. With respect to the MSA and SSA, refer to Note 4 Related Party Transactions.

Since the financial activities from the MSA and SSA signature date to December 31, 2021 were immaterial, Management chose to continue with the management approach for all of the year ended December 31, 2021 and to use the legal entity approach beginning January 1, 2022. Management continued to use the legal entity approach until the SPAC transaction was consummated on May 9, 2022 (i.e. after this date no carve-out amounts were added to Eve's financial statements). The Company has recorded the impacts of the balance sheet adjustment (i.e. separation-related adjustment) for the change in methodology as adjustments to the January 1, 2022 beginning balance sheet and not as a period activity attributable to the six-month period ended June 30, 2022. The January 1, 2022 beginning balance sheet adjustments from the December 31, 2021 balances were as follows:

Separation-related adjustments

	As of December 31,	Separation-Related	As of January 1,
	2021	Adjustment	2022
Assets
Current:
Cash and equivalents	$14,376,523	$(8)	$14,376,515
Related party receivable	220,000	-	220,000
Other current assets	21,140	(8,567)	12,573
Total current assets	14,617,663	(8,575)	14,609,088
Capitalized software, net	699,753	(699,753)	-
Total assets	15,317,416	(708,328)	14,609,088
Liabilities and Net Parent Equity
Current:
Accounts payable	877,641	(718,233)	159,408
Derivative financial instruments	32,226	(32,226)	-
Other payables	616,156	1,015,672	1,631,828
Total current liabilities	1,526,023	265,213	1,791,236
Other noncurrent payables	702,921	(297,921)	405,000
	2,228,944	(32,708)	2,196,236
Net parent equity
Net parent investment	13,120,698	(707,846)	12,412,852
Accumulated other comprehensive income/ (loss)	(32,226)	32,226	-
Total net parent equity	13,088,472	(675,620)	12,412,852
Total liabilities and net parent equity	$15,317,416	$(708,328)	$14,609,088

Therefore, Management considers the legal entity approach to be the most meaningful representation of Eve’s standalone carve-out financial statements.

The change in the carve-out approach impacted the unaudited condensed consolidated statements of cash flow until May 9, 2022. Amounts that were previously presented as Transfer from Parent are now presented as a noncash item contributed by the Parent.

For periods ended as of or prior to December 31, 2021, the unaudited condensed consolidated financial information includes both direct and indirect expenses. The historical direct expenses consist primarily of personnel-related costs (including salaries, labor taxes, profit sharing program, benefits, short and long-term incentive) of research and development employees directly involved in UAM activities, research expenses, facilities depreciation and others. The indirect expenses consist of personnel-related costs (including salaries, labor taxes, profit sharing program, benefits, short and long term incentive) allocated to Eve and general and administrative overhead, including expenses for information systems, accounting, other financial services (such as treasury, audit and purchasing), human resources, legal, and facilities, allocated as per headcount of employees exclusively involved in UAM activities compared to the total headcount of all ERJ employees or using an expense input comparing the total R&D expenses of Eve against the total R&D expenses of ERJ’s market accelerator and disruptive business innovation company (“EmbraerX”). Eve has calculated its income tax amounts using a separate return methodology and it has presented these amounts as if it were a separate taxpayer from ERJ and EAH.

For periods ended as of or prior to December 31, 2021, the unaudited condensed consolidated balance sheets of Eve include other assets, capitalized software, accounts payable and other payables that were allocated on a specific identification basis. Derivative instruments used to hedge the salaries for employees directly involved in UAM activities were allocated by comparing the salaries of these employees in Brazilian reais (“BRL” or “R$”) against the total employees’ salaries of ERJ in BRL, and for employees not directly involved in UAM activities the expense input approach using R&D metrics, noted above, was used to allocate the Derivatives instruments. Incentive payments received in advance, which were related to service arrangements to process employee payroll were allocated based on a headcount proportion basis.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is not an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Functional and reporting currency

Management has concluded that the US dollar ("USD") is the functional and reporting currency of Eve. Therefore, the condensed combined consolidated financial statements that were derived from Eve Entities’ financial statements are presented in USD.

The foreign currency gains and losses are related to transactions with suppliers recognized in the functional currency, USD, but settled in BRL. The impacts were recognized in “Financial and foreign exchange gain/ (loss), net” within the combined statements of operations.

Use of Estimates

The preparation of condensed combined consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and judgments that affected the reported amounts of assets and liabilities and allocations of expenses. These judgments were based on the historical experience, management’s evaluation of trends in the industry and other factors that were deemed relevant at that time. The estimates and assumptions were reviewed on a regular basis and the changes to accounting estimates were recognized in the period in which the estimates were revised. The Company’s management recognize that the actual results could be materially different from the estimates. Until December 31, 2021, under the management approach, the significant estimates inherent in the preparation of the unaudited condensed combined financial statements include, but are not limited to, useful lives of capitalized software, net, accrued liabilities, income taxes including deferred tax assets and liabilities. Under the legal entity approach, the significant estimates include, but are not limited to, fair value measurement and income taxes.
F-10

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and highly liquid short-term investments, usually maturing within 90 days of the investment date, readily convertible into a known amount of cash and subject to an insignificant risk of change in value.

Financial Investments

Our financial investments consist in time deposits (investment available in USD, in which a determined amount is invested for a period of time with a fixed interest rate) with maturity date over 90 days.

Fair Value Measurements

Eve applies the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, sets out a framework for measuring fair value and required disclosures about fair value measurements. The provisions of ASC 820 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level - 1 - Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

Level - 2 - Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level - 3 - Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The carrying amounts of the Company’s other assets, related party receivable and payable, accounts payables and other payables, except for the long-term incentive plan and the warrants, approximate fair value due to the short-term nature of these instruments. The fair value of the liabilities related to the long-term incentive plan included in other payables was determined using the Level 1 inputs. The fair value of the derivative instruments was determined using the Level 2 or Level 3 inputs. The fair value of financial investments and the warrants were determined using Level 2 and Level 3 inputs, respectively.

Hedge accounting

Until December 31, 2021, the Company accounted for certain derivative instruments under the cash flow hedge accounting methodology to hedge against the payroll cash flow volatility attributable to a risk of foreign exchange rate fluctuation associated with highly probable forecast transactions that will affect income or loss for the year. Effective January 1, 2022, no hedge transactions were observed since the derivative contracts were not transferred to Eve.

The Company recognizes all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. For derivatives designated in hedging relationships changes in the fair value are recognized in Accumulated Other Comprehensive Loss (“AOCI”), to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings. The cash flow impact of the derivative instruments is included in our combined statement of cash flows in net cash used in operating activities.

The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Eve formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Eve discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. Additionally, when it is probable that a forecasted transaction will not occur, Eve recognizes immediately in earnings gains and losses that were accumulated in other comprehensive loss related to the hedging relationship.

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, Eve continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

Capitalized software, net

Eve had capitalized software until December 31, 2021, consisting of software licenses that were recorded at cost, net of accumulated amortization, and if applicable, impairment charges. Software licenses are amortized over their useful lives which is approximately 5 years on a straight-line basis. Eve reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Long-term incentive plan

Until December 31, 2021, Eve carved-out certain amounts related to the ERJ long-term incentive plan (LTIP). The LTIP plan has the objective of retaining and attracting qualified personnel who will make an effective contribution to Eve’s future performance. The plan is a cash-settled phantom shares plan, in which the amounts attributed to the services provided by the participants are converted into virtual share units based on the market value of  ERJ’s shares. At the end of the acquisition period the participant receives the quantity of virtual shares converted into BRL, at the shares’ current market value. Eve recognizes the obligation during the acquisition period (quantity of virtual shares proportional to the period) in the same group as the participant’s normal remuneration. This obligation is presented within the line-item entitled “Other payable,” and the fair value is calculated based on the market price of the shares and recorded as “General and administrative” expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2022, Eve has assumed obligations under the LTIP towards certain employees transferred from ERJ to Eve.

Eve has its own remuneration plan, the 2022 Stock Incentive Plan, which grants its employees, management and, non-employees restricted stock units (RSUs) of our common stock. We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees, management, and non-employees to be based on the grant date fair values of the awards. We estimate the fair value of share options using the Monte Carlo option-pricing model. The value of the award is recognized as expense over the requisite service period on a straight-line basis. Determining the grant date fair value of the awards using the Black-Scholes and Monte Carlo option-pricing models requires management to make assumptions and judgments, including but not limited to the following:

Vesting period — The estimate of the expected vesting period of performance conditions is determined based on management’s best estimate of when the milestones will be achieved. As of May 9, 2022, certain milestones had already been met, thus, no estimation was necessary.

Expected volatility — Since we were a private entity without sufficient historical data on the volatility of our common stock, the expected volatility used is based on the implied volatility of company’s public traded warrants.

Risk-free interest rate — The risk-free interest rate used to value awards is based on the United States Treasury yield in effect at the time of grant for a period consistent with the expected term of the award.

Dividend yield — We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

Forfeiture rate — We have elected to account for forfeitures as they occur and will record stock-based compensation expense assuming all option holders will complete the requisite service period. If a grantee forfeits an award because he fails to complete the requisite service period, we will reverse stock-based compensation expense previously recognized in the period the award is forfeited.

Input		May 9, 2022
Risk-free interest rate		1.29%
Expected term (years)		2
Expected volatility		15.86%
Exercise price		$0.0
Dividend yield		0.0%
Expected stock price at De-SPAC		$8.66
Probability-weighted average of additional shares to be issued for the forward contract	$	N/A

As of June 30, 2022, the Company has granted management 460,000 RSUs.

Out of the granted RSUs, 100,000 awards became fully vested upon Closing, while 120,000 did not vest (i.e. the performance condition was not met). The remaining tranches contain performance and service conditions that vest over 2-3 years.

Research and Development

R&D efforts are focused on design and development of our eVTOL and UATM projects to achieve manufacturing and commercial stage. Under U.S. GAAP, R&D costs within the scope of ASC 730 are expensed as incurred and are primarily comprised of personnel-related costs (including salaries, labor taxes, profit sharing program, benefits, short and long-term incentive) for employees focused on R&D activities, supplies and materials costs. Until December 31, 2021 most of these expenses were carved-out from ERJ and effective January 1, 2022, ERJ started charging Eve for most of such costs under the MSA (see Note 4 for more details about the MSA).

Selling, General and Administrative

Until December 31, 2021, general and administrative expenses primarily consisted of allocated expenses of personnel-related costs (including salaries, labor taxes, profit sharing program, benefits, short- and long-term incentives), information systems, accounting, other financial services (such as treasury, audit and purchasing), human resources, legal, facilities, and other corporate expenses. Prior to the fiscal 2022 such expenses have been allocated to the UAM Business based on the most relevant allocation method for the services provided, primarily based on headcount of employees exclusively involved in the UAM Business’ activities compared to the total headcount of all ERJ employees as these measures reflect the historical utilization levels.

Selling expenses consist of personnel expenses, including salaries, benefits, contractor and travel expenses aiming the UAM business development and to support our commercialization efforts.

The total amounts of these allocations from the parent company were $711,624 and $620,131 for the six months period ended June 30, 2022 and 2021, respectively, $613,040 and $339,503 for the three-month period ended June 30, 2022 and 2021, respectively. They were recorded as “Selling, general and administrative” expenses in the unaudited condensed consolidated statements of operations.

Beginning on January 1, 2022, selling, general and administrative expenses are mostly comprised of Eve's own expenses.

Income Taxes

The deferred income taxes are generally recognized, based on enacted tax rates, when assets and liabilities have different values for financial statement and tax purposes. Eve has calculated its income tax amounts using a separate return methodology. Under this method, Eve assumes it will file separate returns with tax authorities, thereby reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from EAH. As a result, Eve’s deferred tax balances and effective tax rate as a stand-alone entity will likely differ significantly from those recognized in historical periods. A valuation allowance is appropriate if it is more likely than not all or a portion of deferred tax assets will not be realized. The calculation of income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations.

The tax loss carryforwards and valuation allowances reflected in the unaudited condensed consolidated financial statements are based on a hypothetical stand-alone income tax return basis and may not exist in the ERJ consolidated financial statements.

Eve accounts for uncertain income tax positions recognized in the unaudited condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the unaudited condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Segments

Operating segment information is presented in a manner consistent with the internal reports provided to the Chief Operating Decision Maker (“CODM”). The chief operating decision-makers, who are responsible for allocating resources among and assessing the performance of the operating segments and for making strategic decisions, are Eve’s Co-Chief Executive Officers. Given Eve’s pre-revenue operating stage, it currently has no concentration exposure to products, services or customers. Eve has determined that it currently operates in three different operating and reportable segments as the CODMs assess the operation results by the different R&D projects, as follows:

eVTOL: the aircraft is in the preliminary design stage of development. This vehicle is expected to have eight (8) vertical lift electric motors and two (2) horizontal propulsion electric motors. Eve’s eVTOL has been in an incubation stage for over 4 years. The certification is proposed to be first with ANAC (the National Civil Aviation Agency of Brazil) and in parallel with the U.S. Federal Aviation Administration.

UATM: the segment will provide traffic management services to vehicles operating in the UAM Operating Environment (“UOE”).  UATM will be a system of systems focused on improving the efficiency and safety of UAM operations. UATM systems will focus on existing and emerging operators of both the vehicles (fleet operators) and ground infrastructure (vertiport/heliport operators).

Service and Support: a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Our services will be offered on an agnostic basis – supporting both our eVTOL and those produced by third-parties. We expect to leverage the global support network of Embraer to deploy our eVTOL services in an efficient, cost-effective and scalable manner.

The CODMs receive information related to the operating results based on the directly attributable cost by each R&D project. As Eve was operated within the Embraer Corporate infrastructure, the indirect costs were not included in the information analyzed by the CODMs. Assets information by segment is not presented to the CODMs. The information provided to the CODMs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Segments	2022	2021	2022	2021
eVTOL
Research and development expenses	$(7,599,457)	$(1,680,380)	$(15,303,608)	$(3,391,454)
UATM
Research and development expenses	(1,365,309)	(258,432)	(2,775,845)	(439,009)
Service and Support
Research and development expenses	(870,970)	-	(870,970)	-

Total allocated expenses	(9,835,736)	(1,938,812)	(18,950,423)	(3,830,463)
Unallocated amounts
General and administrative	(3,571,814)	(429,467)	(4,380,580)	(757,410)
Selling (i)	(2,903,616)	-	(2,903,616)	-
Other expenses	(37,123)	-	(37,123)	-

Loss from operations	$(16,348,289)	$(2,368,279)	$(26,271,742)	$(4,587,873)

(i) Selling expenses related to the six-months period ended June 30, 2022 were reclassified from R&D and G&A expenses during the second quarter.

Basic and Diluted Net Loss per Common Stock

In connection with the Closing, all the issued and outstanding Zanite shares of Class A common stock, including the shares of Class A common stock issued to the PIPE Investors, were converted into, on a one-for-one basis, shares of common stock of Eve Holding. In addition, the Company has also entered into warrant agreements with certain of the Strategic PIPE Investors, pursuant to which, and subject to the terms and conditions of each applicable warrant agreement, the Company has agreed to issue to the Strategic PIPE Investors warrants to purchase an aggregate amount of (i) 18,650,000 shares of common stock with an exercise price of $0.01 per share, (of which 800,000 shares of common stock of Eve Holding were purchased at the Closing, for an aggregate purchase price of $8,000), (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share.

Basic net loss per common stock excludes dilutive units and is computed by dividing net loss attributable to shareholders by the weighted average number of common stock outstanding during the period.  Diluted net loss per common stock reflects the potential dilution that would occur if securities were exercised or converted into common stock. In periods in which the Company reports a net loss, the effects of any incremental potential common stock have been excluded from the calculation of loss per common stock because their effect would be anti-dilutive.

Due to the losses incurred during the presented periods, the weighted-average common stock outstanding used to calculate both basic and diluted loss per common stock are the same for both periods.

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

Recently adopted accounting pronouncements

There were no recently adopted accounting pronouncements that had material impacts to the Company.

Recently issued accounting pronouncements not yet adopted

In December 2019, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Updated ("ASU"  2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for Eve’s annual periods beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. Early adoption is permitted. Eve is currently evaluating the effect the adoption of ASU 2019-12 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the effects of reference rate reform of financial reporting, providing an optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. Eve has no contracts, hedging relationships, and other transactions that the LIBOR is applied as reference rate, thus no impact is expected in its unaudited condensed consolidated financial statements.
F-16

3.    Cash and cash equivalents

	As of	As of
	June 30,	December 31,
	2022	2021
Cash and banks	$92,824,351	$14,131,396
	92,824,351	14,131,396
Cash equivalents
Private securities (i)	2,363,683	245,127
Fixed term deposits (ii)	81,128,520	-
	83,492,203	245,127
	$176,316,554	$14,376,523

(i)	Applications in Bank Deposit Certificates (CDB’s"), issued by financial institutions in Brazil, available for redemption in up to 90 days.
(ii)	Fixed term deposits in US Dollars with original maturities of 90 days or less.

4.    Related Party Transactions

Relationship with ERJ

Prior to the separation from ERJ, Eve was managed, operated, and funded by ERJ. Accordingly, certain shared costs have been allocated to Eve and reflected as expenses in Eve's stand-alone unaudited condensed consolidated financial statements. The expenses reflected in the unaudited condensed consolidated financial statements may not be indicative of expenses that will be incurred by Eve in the future.

a)     Corporate cost

ERJ incurred corporate costs for services provided to the UAM Business. These costs include expenses for information systems, accounting, other financial services such as treasury, audit and purchasing, and human resources, legal, and facilities.

Until December 31, 2021, a portion of these costs that benefited the UAM Business, was allocated to the UAM Business using a pro-rata method based on R&D project related costs, headcount, or other measures that management believes are consistent and reasonable.

The allocated corporate costs included in the unaudited condensed combined consolidated statement of operations were approximately $711,461 and $757,410 for the six months ended June 30, 2022, and 2021, respectively, and $169,213 and $429,467 for the three months ended June 30, 2022, and 2021, respectively, and were included into SG&A expenses for each of the years.

Effective January 1, 2022 ERJ started charging Eve for administrative services under the SSA (see more details below).

b)    Cash Management and Financing

Eve is responsible for managing its own cash which was originally composed by the $15 million of capital contribution made by ERJ in July 2021 upon the formation of the legal entity.

Upon the Closing, Eve received more than $300 million in cash to pay for its obligations.

c)     Master Service Agreement and Shared Service Agreement

In connection with the transfer of the UAM Business to Eve, ERJ and Eve entered into a Master Service Agreement (the “MSA”) and Shared Service Agreement (the “SSA”) on December 14, 2021. The initial terms for the MSA and SSA are 15 years. The MSA can be automatically renewed for additional successive one-year periods.  The MSA has established a fee to be charged by ERJ to Eve so that Eve may be provided with access to ERJ’s R&D and engineering department structure, as well as the ability to access to manufacturing facilities in the future. The SSA has established a cost overhead pool to be allocated, excluding any margin, to Eve so that Eve may be provided with access to certain of ERJ’s administrative services and facilities which are commonly used across the ERJ business such as back-office shared service centers. In addition, on December 14, 2021 Eve entered into a master service agreement with the Atech company with the initial term of 15 years. Atech's MSA fees are charged to Eve for services related to Air Traffic Management, defense systems, simulation systems, engineering and consulting services.

As of June 30, 2022, there is an outstanding related party payable of $9,560,773, of which $8,500,315 and $150,293 are related to the MSA and SSA, respectively. During the period ended June 30, 2022 Eve has incurred cost in the amount of $8,492,772, of which $8,329,133 is in relation to the MSA and $163,649 is in relation to the SSA.

Fees and Expenses in connection with the MSA are set to be payable within forty-five (45) days of receipt by Eve of an invoice from ERJ together with documentation supporting the fees and expenses set forth on such invoice. Costs and expenses incurred in connection with the provision of shared services to Eve pursuant to the SSA are set to be payable within forty-five (45) days of receipt by Eve. All payments and amounts due or paid in US Dollars.

d)    Related party receivable/payable

Certain employees were transferred from ERJ to Eve. On the transfer date of each employee, all payroll related accruals were assumed by Eve and it recognized a Related party receivable from ERJ. Additionally, EAH transferred certain liabilities related to the Eve business, which led to the recognition of a receivable from EAH. This receivable balance is decreased when EAH pays for corporate expenses (e.g. health insurance) on behalf of Eve.

As of June 30, 2022, there is an outstanding Related party receivable balance of $256,645, of which $252,728 relates to ERJ's LTIP. As of June 30, 2022, there is an outstanding Related party payable of $9,560,773, of which $589,852 is reimbursement for marketing expenses, $320,313 is reimbursement for payroll expenses and insurance, and the remaining balance is for MSA and SSA, as stipulated above in section (c).

e)   Royalty-free licenses

The agreements with ERJ also allow Eve to access royalty-free license to ERJ's background intellectual property to be used within the UAM market.

	As of June 30, 2022		As of December 31, 2021
	Assets	Liabilities	Assets	Liabilities
ERJ	$256,645	$8,775,560	$220,000	$-
EAH		320,313
Atech	-	464,900	-	-
Total	$256,645	$9,560,773	$220,000	$-

	Operating results - Three Months ended June 30,		Operating results - Six Months ended June 30,
	2022	2021	2022	2021
ERJ	$7,872,317	$-	$14,582,415	$-
Atech	620,455	-	1,374,591	-
Total	$8,492,772	$-	$15,957,006	$-

5.    Other Current Assets

The other current assets are comprised of the following items:

	As of June 30,	As of December 31,
	2022	2021
Advances to employees(i)	$129,107	$17,063
Other current assets(ii)	36,978	4,077
Total	$166,085	$21,140

(i)              Refers to remuneration related advances.

(ii)            Refers to federal witholding taxes and recoverable income taxes.

6.    Capitalized software, net

Capitalized software, net is comprised of software licenses; the position and changes for the six month period ended June 30, 2022, and 2021, are as follows:

Capitalized software	Cost	Amortization (i)	Total
At December 31, 2020	$43,193	$(19,750)	$23,443
Additions	117,127	(33,963)	83,164
At March 31, 2021	$160,320	$(53,713)	$106,607
Additions	115,369	(20,100)	95,269
At June 30, 2021	$275,689	$(73,813)	$201,876

At December 31, 2021	827,434	(127,681)	699,753
Legal entity separation-related adjustments (ii)	(827,434)	127,681	(699,753)
At January 1, 2022 and June 30, 2022	$-	$-	$-

(i) The amortization effect is recorded in “General and administrative” in the unaudited condensed combined consolidated statements of income.

(ii) As a result of the change in the carve-out methodology from management approach to legal entity approach, the capitalized software balance presented on December 31, 2021, is no longer presented in this unaudited condensed combined consolidated financial statement. The costs associated with software licenses used by the UAM Business will be charged by ERJ to Eve as part of the master service and the shared service agreements. Refer to Note 2 for further information on the change in the carve-out methodology.

Effective Q1 2022, the amortization of the intangible assets that are used by the ERJ's teams to support Eve is being charged through the Master Service and Shared Service agreements.
F-19

7.      Warrant liabilities

Before the Closing, Zanite had issued 11,500,000 redeemable warrants included in the units sold in the initial public offering (the "Public Warrants") and 14,250,000 redeemable warrants in private placements (the "Private Placement Warrants").

The exercise period of the warrants started 30 days after the Closing (i.e. on June 8, 2022) and will terminate on the earlier to occur of: (x) at 5:00 p.m., New York City time on the date that is five (5) years after the Closing date, (y) the liquidation of the Company, or (z) the date fixed by the Company to redeem all of the warrants.

Prior to the Closing both Public Warrants and Private Placement Warrants were classified as liabilities with changes in fair value recognized in the Statement of Operations in the period of change.

Upon the Closing, all shares of Zanite Class A and Class B common stock were converted into, on a one-for-one basis, shares of common stock of Eve Holding. As such, in a hypothetical change-in-control scenario, all holders of the stocks would receive cash. Thus, the Public Warrants were reclassified to equity.

Private Placement Warrants can be exercised by the initial holders at their election on a cashless basis which would bring variable elements to the exercise as per the agreement, therefore they are accounted for as a financial liability measured at fair value through profit & loss. Refer to the Note 14 for more information about the warrants’ measurement.

Each Private Placement Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, to be exercised only for a whole number of shares of our common stock. The Private Placement Warrants became exercisable 30 days after the Closing (i.e., on June 8, 2022), provided that we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Private Placement Warrants and a current prospectus relating to them is available (or we permit holders to exercise their Private Placement Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Private Placement Warrants are redeemable by us for cash so long as they are held by the initial stockholders or their permitted transferees. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, they will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants.

8.    Other Payable

The Other Payable are comprised of the following items:

	June 30,	December 31,
	2022	2021
Provision for profit sharing program(i)	$780,127	$59,855
Accruals related to payroll(ii)	696,710	455,392
Advances from customers (iii)	405,000	405,000
Social charges payable(iv)	398,074	163,384
Long-term incentive (v)	164,290	183,041
Income tax payable	129,708	-
Other payable	128,503	52,405
Total	$2,702,412	$1,319,077

Current portion	$2,159,603	$616,156
Non-current portion	$542,809	$702,921

(i)          Refers to accruals for Profit Sharing programs.

(ii)         Refers to accruals related to personnel obligations recorded in the financial statements, including mainly vacation expenses and other minor expenses.

(iii)        Refers to advances from customers which have signed a letter of intent to purchase eVTOLs.

(iv)        Refers to social charges and taxes applicable in relation to personnel compensation.

(v)        These represent the ERJ's LTIP obligations. The balance presented as of December 31, 2021 was carved-out from ERJ and the balance as of June 30, 2022 relates to the LTIP obligation assumed by Eve towards certain grantees transferred from ERJ to Eve during the period.
F-20

9. Stockholders’ equity

The Company’s common stock and warrants trade on the NYSE under the symbol “EVEX” and “EVEX WS”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 264,332,132 and 235,582,132 shares of common stock issued and outstanding as of June 30, 2022 and 2021, respectively. The Company has retroactively adjusted the shares issued and outstanding prior to May 9, 2022 to give effect to the exchange ratio.

Preferred stock may be issued at the discretion of the Company's Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware, and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers and directors, and in certain instances may be used as an antitakeover defense. As of June 30, 2022 and December 31, 2021, there were no preferred stock issued and outstanding.

Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s board of directors through June 30, 2022, and the Company does not expect to pay dividends in the foreseeable future.

In the event of our voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will be entitled to receive an equal amount per share of all of our assets of whatever kind available for distribution to stockholders, after the rights of the holders of any preferred stock have been satisfied.

The Company had reserved common stock for future issuance as follows:

2022 Stock Incentive Plan (i)	8,730,000
Shares underlying private placement warrants	14,250,000
Shares underlying public warrants	11,500,000
Shares underlying strategic warrants	34,850,000
(i)	For more details about the 2022 Stock Incentive Plan refer to Note 2.

Public Warrants

Each Public Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, to be exercised only for a whole number of shares of our common stock. The Public Warrants will become exercisable on the later of 30 days after the Closing or 12 months from the closing of the IPO, provided in each case that we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants expire five years after the Closing or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, we may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

New Warrants

In addition to the Public Warrants and the Private Placement Warrants, the Company has also entered into warrant agreements with certain of the strategic private investment in public equity investors ("Strategic PIPE Investors"), pursuant to which, and subject to the terms and conditions of each applicable warrant agreement, the Company has issued or has agreed to issue to the Strategic PIPE Investors warrants (the "New Warrants") to purchase an aggregate amount of (i) 18,650,000 shares of common stock with an exercise price of $0.01 per share, (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share. The warrant agreements provide for the issuance of such warrants at Closing or upon the Closing and/or achievement of certain UAM Business milestones (which milestones include, as applicable, (a) receipt of the first type certification for eVTOL in compliance with certain airworthiness authorities, (b) receipt of the first binding commitment from a third party to purchase eVTOL jointly developed by Embraer and a certain Strategic Investor for the defense and security technology market, (c) the eVTOL’s successful entry into service, (d) the completion of the initial term of a certain engineering services agreement to be entered into with a certain Strategic Investor (e) receipt of binding commitments from certain Strategic Investors for an aggregate of 500 eVTOL's, (f) receipt of an initial deposit to purchase 200 eVTOL's from a  certain Strategic Investor, (g) the mutual agreement to continue to collaborate beyond December 31, 2022 with a certain Strategic Investor and (h) the time at which ten vertiports that have been developed or implemented with the services of a certain Strategic Investor have entered operation or are technically capable of entering operation). New Warrants exercisable for 26,550,000 shares of common stock were issued on the Closing date (of which, New Warrants exercisable for 800,000 shares of common stock were exercised on the Closing Date) and New Warrants exercisable for 9,100,000 shares of common stock may be issued subject to certain triggering events.

The New Warrants issuable upon the receipt of binding commitments from certain Strategic Investors for an aggregate of 500 eVTOL's are share-based payment award granted to customers in conjunction with a revenue arrangement that are not in exchange for a distinct good or service and are accounted for under ASC 606, as consideration payable to a customer. Furthermore, the award is measured at its grant date and classified as equity or as a liability in accordance with ASC 718. The grant date is the date on which the Company and grantee (i.e., the customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. Management considers this to be the date when the respective Warrant Agreements are signed (i.e., December 21, 2021). Management notes that on this date, all the terms and conditions related to the warrants (i.e., exercise price, shares, vesting terms, etc.) are fixed and agreed upon. Since these binding commitments (or any other agreement, as applicable) have not been signed yet, there is no revenue contract as per ASC 606, with the customer. Therefore, Management considers that there is no grant date recognition adjustment to account for until such time as the binding commitments (or other performance condition) is executed (i.e., there is a revenue contract under ASC 606). Management evaluated these warrants with potential customers and determined that they are equity classified in accordance with ASC 718.

Management determined that the New Warrants not associated with potential future customers are freestanding instruments and are not classified as a liability according to the criteria in ASC 480. Management also concluded that the issued New Warrants should be classified as equity as per ASC 815-40.

10.    Derivative Financial Instruments

As discussed in Note 2, Change in carve-out methodology section, Eve does not have derivative financial instrument derived from the carve-out as of June 30, 2022. During the second quarter of 2022, Eve started consolidating Zanite’s assets and liabilities which includes derivative financial instruments related to the Private Placement Warrants.

As of December 31, 2021, Eve had the right, through the purchased put options, to sell US$1,393,512, the total notional outstanding, with an exercise price of R$5.2000 which was equivalent of R$7,246,263. Conversely, Eve had the obligation if exercised, through the sold call options, to sell US$1,393,512 at the weighted average exercise price of R$6.1174 which was equivalent to R$8,524,671. Changes in the fair value of zero-cost collar designated as hedging instruments that effectively offset the variability of cash flows associated with foreign exchange rate fluctuation are reported in AOCI. These amounts subsequently were reclassified into the line item in our unaudited condensed consolidated statement of income in which the hedged items were recorded in the same period the hedged items affect earnings.

As of December 31, 2021, the fair value of derivative financial instruments was recognized as an asset in the amount of US$32,226. There were no cash flow hedges discontinued during 2021.

The effect of derivative instruments on the statements of income as shown per the table below:

Derivatives in cash flow hedging relationships	Amount of gain (or loss) recognized in OCI on derivative (effective portion)	Location of gain (or loss) reclassified from AOCI into income (effective portion)	Amount of gain (or loss) reclassified from AOCI into income (effective portion)
Three-month ended June 30, 2022
Zero-cost collar	$-	General and administrative	$-
Three-month ended June 30, 2021
Zero-cost collar	$50,195	General and administrative	$6,191

Derivatives in cash flow hedging relationships	Amount of gain (or loss) recognized in OCI on derivative (effective portion)	Location of gain (or loss) reclassified from AOCI into income (effective portion)	Amount of gain (or loss) reclassified from AOCI into income (effective portion)
Six-month ended June 30, 2022
Zero-cost collar	$-	General and administrative	$-
Six-month ended June 30, 2021
Zero-cost collar	$(911)	General and administrative	$6,191

11.   Financial and foreign exchange gain, net

See below the breakdown of financial and foreign exchange results:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Financial Income:
Interest on cash and cash equivalents and financial investments	$(824,567)	$-	$(887,948)	$-
Taxes over financial revenue	7,325	-	7,700	-
Other	1,829	-	1,793	-
Total financial income	(815,413)	-	(878,455)	-

Financial expenses:
Tax over financial transactions (IOF)	3,496	-	24,668	-
Other	839	-	1,056	-
Bank fees	279	-	771	-
Total financial expenses	4,614	-	26,495	-

Financial income/(expenses), net	$(810,799)	$-	$(851,960)	$-

The monetary and foreign exchange are comprised of the following items:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Monetary and foreign exchange variations
Assets:
Cash and cash equivalents and financial investments	$371,053	$-	$(90,753)	$-
Other	9,783	-	(1,438)	-
Trade accounts receivable and contract assets	2,633	-	299	-
Tax credits	3,073	-	2,308	-
	386,542	-	(89,584)	-
Liabilities:
Suppliers	(64,203)	-	(51,627)
Taxes and charges payable	(8,855)	-	(4,513)	-
Other payables	(5,900)	46,347	(556)	43,873
Provisions	(60,639)	-	11,674	-
	(139,597)	46,347	(45,022)	43,873
Foreign exchange gain (loss), net	$246,945	$46,347	$(134,606)	$43,873

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Financial income/(expenses), net	$(810,799)	$-	$(851,960)	$-
Foreign exchange gain (loss), net	246,945	46,347	(134,606)	43,873
Financial and foreign exchange gain, net	$(563,854)	$46,347	$(986,566)	$43,873

12.   Research and Development

The R&D expenses are comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Outsourced service (i)	$8,226,551	$374,634	$16,372,414	$833,051
Employees’ compensation	1,553,645	1,415,078	2,310,013	2,777,355
Other expenses	51,934	127,550	243,461	176,616
Travel & entertainment	3,606	21,550	24,535	43,441
Total	$9,835,736	$1,938,812	$18,950,423	$3,830,463

(i)  Out of $16,372,414, for the six months ended June 30, 2022, and $8,226,551, for the three months ended June 30, 2022, $15,665,298, was charged under the MSA contract for the six months ended June 30, 2022, and $8,329,134 was charged for the three months ended June 30,2022 (refer to Note 4). The amount charged under the MSA for the three-months period ended June 30, 2022 is higher than the Outsourced service expense for the same period due to certain reclassifications between R&D expenses and Selling expenses. See section Segments in Note 2 for more details.
F-24

13.   Selling, general and administrative

The selling, general and administrative expenses are comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employees’ compensation	$3,011,778	$254,177	$3,552,243	$403,444
Outsourced service (i)	2,914,849	22,092	3,134,723	76,804
Other expenses	548,803	87,110	597,230	175,660
Depreciation/amortization	-	66,088	-	101,502
Total	$6,475,430	$429,467	$7,284,196	$757,410

(i)  Out of $3,134,723, for the six months ended June 30, 2022, and $2,914,849, for the three months ended June 30, 2022, $291,708 was charged under the SSA contract for the six months ended June 30, 2022, and $163,649 was charged for the three months ended June 30,2022. (refer to Note 4).

14.   Fair value measurement

      The following table lists the Company’s financial assets and liabilities by level within the fair value hierarchy. The Company’s assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

      During the three-months period ended June 30, 2022, there were no changes in the fair value methodology of the financial instruments and, therefore, there were no transfers between levels.

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total	Fair value of the other financial instruments	Fair Value	Book Value
Assets
Cash and cash equivalents	$-	$-	$-	$-	$176,316,554	$176,316,554	$176,316,554
Financial investments	-	154,464,652	-	154,464,652	-	154,243,313	154,464,652
	-	154,464,652	-	154,464,652	176,316,554	330,559,867	330,781,206
Liabilities
Trade accounts payable	-	-	-	-	(889,594)	(889,594)	(889,594)
Derivative financial instruments (i)	-	-	(7,267,500)	(7,267,500)	-	(7,267,500)	(7,267,500)
Other Payables	(164,290)	-	-	(164,290)	-	(164,290)	(164,290)
Other Liabilities	-	-	-	-	(2,133,122)	(2,133,122)	(2,133,122)
	$(164,290)	$-	$(7,267,500)	$(7,431,790)	$(3,022,716)	$(10,454,506)	$(10,454,506)

(i)	Refers to the Private Placement Warrants.

	As of December 31, 2021
	Level 1	Level 2	Total	Fair value of the other financial instruments	Fair Value	Book Value
Assets
Cash and cash equivalents	$-	$-	$-	$14,376,523	$14,376,523	$14,376,523
	-	-	-	14,376,523	14,376,523	14,376,523
Liabilities
Trade accounts payable	-	-	-	(877,641)	(877,641)	(877,641)
Derivative financial instruments	-	(32,226)	(32,226)	-	(32,226)	(32,226)
Other Payables	(183,041)	-	(183,041)	-	(183,041)	(183,041)
Other Liabilities	-	-	-	(731,036)	(731,036)	(731,036)
	$(183,041)	$(32,226)	$(215,267)	$(1,608,677)	$(1,823,944)	$(1,823,944)

Under the guidance in ASC 815-40, the Private Placement Warrants do not meet the criteria for equity treatment. As such, they must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s Consolidated Statements of Operations.

           The Company’s Private Placement Warrant liability as of June 30, 2022 is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company used a modified Black-Scholes model to value the Private Placement Warrants.

            The Company estimates the volatility of its common stock based on expected implied volatility from publicly traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs into the modified Black-Scholes model were as follows at June 30, 2022 and December 31, 2021:

Input	June 30, 2022		December 31, 2021
Risk-free interest rate		3.01%	1.29%
Expected term (years)		5.0	5.1
Expected volatility		25.5%	15.9%
Exercise price		$11.50	$11.50
Dividend yield		0.0%	0.0%
Expected stock price at De-SPAC		$6.2	$8.66
Probability-weighted average of additional shares to be issued for the forward contract	$	N/A	$4,600,000

The change in the fair value of the derivative liabilities for the Closing date until June 30, 2022:

Private Placement Warrants
Balance as of May 9, 2022	$11,400,000
Change in fair value	(4,132,500)
Balance as of June 30, 2022	$7,267,500

The Public Warrants were remeasured at fair value as of the Closing date and reclassified to equity.

15.   Income Tax

Our consolidated effective income tax rate was 1.1% and 0.0% for the three months ended June 31, 2022 and 2021, respectively. The tax rate for 2021 is primarily driven by a full valuation allowance against the Company’s deferred tax assets due to historical and current losses incurred. For the six-months period ended June 30, 2022, Eve has recognized a current income tax expense of $129,708 due to an accumulated income in the Brazilian jurisdiction.

16.   Earnings per share

Basic and diluted earnings per common share are computed by dividing net income/(loss) for the period by the weighted average number of shares outstanding during the period, excluding shares held in Treasury.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(11,781,618)	$(2,414,626)	$(21,282,359)	$(4,631,746)

Net loss per share basic and diluted	(0.05)	(0.01)	(0.09)	(0.02)
Weighted-average number of shares outstanding - basic and diluted	248,989,790	220,000,000	234,574,977	220,000,000

As of December 31, 2021, the Company does not have outstanding potential ordinary shares which can be converted in new shares, therefore, basic and diluted earnings per share are equivalent in the period as disclosed. As of June 30, 2022, 17,850,000 warrants were excluded from the weighted average number of shares, since their effect would have been anti-dilutive.

17.   Comprehensive income

The accumulated balances for cash flow hedges in accumulated other comprehensive income/(loss) are as follows:

Cash flow hedges
Balance as of December 31, 2021	$(32,226)
Separation-related adjustment	32,226
Balance as of January 01, 2022	$-

Balances as of and March 31, 2022 and as of June 30, 2022	-

Balance as of December 31, 2020	$45,438
Other comprehensive loss before reclassifications	(51,106)
Balance as of March 31, 2021	(5,668)
Other comprehensive loss before reclassifications	(911)
Balance as of June 30, 2021	$(6,579)

The comprehensive income/(loss) amounts do not have deferred taxes effects because the values do not generate a difference in assets and liabilities for financial statement purposes and tax purposes.
F-28

18.   Financial instruments

Market risk

a) Interest rate risk

This risk arises from the possibility of the Company incurring losses on the fluctuation of floating interest rates, which might increase financial expenses of financial liabilities, and/ or decrease financial income of financial assets, as well as negatively impacting the fair value of financial assets measured as at fair value. The lines of the consolidated financial statements most affected by interest rate risks are:

• Cash and cash equivalents and financial investments – the Company’s policy for managing the risk of fluctuations in interest rates on financial investments is to maintain a system to measure market risk, which consists of an aggregate analysis of a variety of risk factors that might affect the return of those investments.

On June 30, 2022, the Company’s cash, cash equivalents, and financial investments were indexed as follows:

	Pre-fixed		Post-fixed		Total
	Amount	%	Amount	%	Amount	%
Cash and cash equivalents and financial investments	$328,417,524	99.29%	$2,363,683	0.71%	$330,781,207	100.00%

	Amount	%
Cash equivalents and financial investments indexed to CDI (i)	$2,363,683	100.00%

(i) The interbank deposit certificate (Certificado de Depósito Interbancário), or CDI rate is an average of interbank overnight rates in Brazil.

b) Foreign exchange rate risk

The Company’s operations most exposed to foreign exchange gains/losses are those denominated in Reais (labor costs, tax issues, local expenses and financial investments) as well as investments in subsidiaries in currencies other than the US dollar.

On June 30, 2022, the Company had the following amounts of financial assets and liabilities denominated in two currencies:

	As of	As of
	June 30,	December 31,
	2022	2021
Trade account payable
Brazilian reais	$(360,177)	$(705,725)
U.S.dollars	(529,417)	(171,917)
	(889,594)	(877,642)

Cash and cash equivalents and financial investments
Brazilian reais	2,429,263	329,621
U.S.dollars	328,351,943	14,046,902
	330,781,206	14,376,523

Net exposure (1-2):
Brazilian reais	$2,069,086	$(376,103)
U.S.dollars	$327,822,526	$13,874,985

Sensitivity analysis

In order to present positive and negative variations of 25% and 50% in the risk variable considered, a sensitivity analysis of the financial instruments, is presented below describing the effects on the monetary and foreign exchange variations on the financial income and expense, as well as in the consolidated shareholders’ equity, determined on the balances recorded at June 30, 2022, in the event of such variations in the risk component.

However, statistical simplifications were made in isolating the variability of the risk factors in question. Consequently, the following estimates do not necessarily represent the amounts that might be determined in future consolidated financial statements. The use of different hypotheses and/or methodologies could have a material effect on the estimates presented below.

Considering the assumption that balances remain constant as compared to June 30, 2022, the Company calculates the interest and exchange variation differential for each of the projected scenarios.

The assessment of the amounts exposed to interest rate risk considers only the risks for the financial statement, therefore operations subject to fixed interest rates were not included. The probable scenario is supported by an average of market projections, observed through Bloomberg, for the related financial indexes and rates in a period of up to three months from reporting date, and positive and negative variations of 25% and 50% were applied to the indexes and rates in force as of the reporting date.

Interest risk factor

			Additional variations in book balance (*)
	Risk factor	Amounts exposed as of June 30, 2022	-50%	-25%	Probable scenario	+25%	+50%
Cash equivalents and financial investments	CDI	$2,363,683	$151,867	$71,206	$(9,455)	$(90,115)	$(170,776)
Net impact	CDI	$2,363,683	$151,867	$71,206	$(9,455)	$(90,115)	$(170,776)

Rates considered	CDI	13.25%	6.83%	10.24%	13.65%	17.06%	20.48%

(*)	The positive and negative variations of 25% and 50% were applied on the rates in effect on June 30, 2022.

Foreign exchange risk factor

			Additional variations in book balance (*)
	Risk factor	Amounts exposed as of June 30, 2022	-50%	-25%	Probable scenario	+25%	+50%
Assets
Cash equivalents and financial investments	BRL	$2,429,263	$1,207,211	$596,185	$(14,841)	$(625,867)	$(1,236,893)
Other assets	BRL	1,122,285	557,714	275,429	(6,856)	(289,142)	(571,427)
		$3,551,548	$1,764,925	$871,614	$(21,697)	$(915,009)	$(1,808,320)
Liabilities
Other liabilities	BRL	(2,286,753)	(1,136,392)	(561,211)	13,970	589,151	1,164,332
		(2,286,753)	(1,136,392)	(561,211)	13,970	589,151	1,164,332
Net impact		$1,264,795	$628,533	$310,403	$(7,727)	$(325,858)	$(643,988)
Exchanges rate considered		5.2380	2.6350	3.9525	5.2700	6.5875	7.9050

(*)	The positive and negative variations of 25% and 50% were applied on the rates in effect on June 30, 2022.

19.   Responsibilities and Commitments

On August 2, 2021, Eve Soluções de Mobilidade Aérea Urbana Ltda. signed an agreement with ERJ to lease two facilities, one in São José dos Campos and other in Gavião Peixoto, both in the São Paulo state, in Brazil.

On December 15, 2021, Eve UAM, LLC signed a sub-sublease agreement with Embraer Engineering & Technology Center (EETC), a wholy owned ERJ subsidiary, to lease a facility in Melbourne, Florida.

After assessing the terms of both agreements, Management concluded that the lease term has not commenced as of June 30, 2022. Thus, no assets or liabilities were recognized.

The Company also entered into the following agreements at Closing:
•A Tax Receivable Agreement, which generally provides for the payment by the Company of 75% of certain federal and state net tax benefits, if any, that the Company realizes (or, in certain cases, is deemed to realize) as a result of these increases in tax basis, tax benefits related to entering into the Tax Receivable Agreement, and tax benefits attributable to payments under the Tax Receivable Agreement; and
•A Tax Sharing Agreement, which generally applies if EAH and the Company are members of the same consolidated group, as defined under the Internal Revenue Code. The Tax Sharing Agreement governs certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis. Generally, the consolidated group’s parent would be liable for the income taxes of the group members (including the Company), rather than the Company being required to pay such income taxes itself. The Tax Sharing Agreement provides for payments from the Company to EAH based on the increase to EAH’s income tax liability as a result of the Company being a member of such group. However, the Tax Sharing Agreement will generally disregard 75% of the tax benefits covered by the Tax Receivable Agreement, consistent with the agreed sharing percentages for such tax savings under the Tax Receivable Agreement. Furthermore, the Tax Sharing Agreement provides for a notional recording of a decrease to EAH’s income tax liability as a result of the Company being a member of such group without a payment being made from EAH to the Company. Instead,such notional accumulated benefits may reduce future payments due by the Company under the Tax Sharing Agreement or Tax Receivable Agreement.

The Company concluded that these agreements do not have impacts to the unaudited condensed consolidated financial statements as of June 30, 2022.

20.   Subsequent Events

On August 1, 2022, the Company’s subsidiary, Eve UAM, LLC (the “Lender”), entered into a loan agreement (the “Loan Agreement”) with Embraer Aircraft Holding, Inc., the Company’s majority stockholder (“EAH”), in order to efficiently manage the Company’s cash reserves at a rate of return that is favorable to the Company. Pursuant to the Loan Agreement, the Lender has agreed to lend to EAH an aggregate principal amount of up to $81,000,000 at an interest rate of 4.89% per annum. All unpaid principal advanced under the Loan Agreement, together with any accrued and unpaid interest thereon, shall be due and payable on August 1, 2023, which date may be extended upon mutual written agreement of the Lender and EAH. Any outstanding principal amount under the Loan Agreement may be prepaid at any time, in whole or in part, by EAH at its election and without penalty, and the Lender may request full or partial prepayment from EAH of any outstanding principal amount under the Loan Agreement at any time.  In accordance with the Company’s Related Person Transactions Policy, on July 22, 2022, the Loan Agreement was determined to be entered into on an arms-length basis, in the best interests of the Company and its stockholders and unanimously approved by the Company’s independent directors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information that Eve's management believes is relevant to an assessment and understanding of Eve's consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim statements for the three and six months ended June 30, 2022 and 2021, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” of our Form S-1/A filed by us with the Securities and Exchange Commission (the “SEC”) on July 29, 2022, “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Overview

Eve Holding, Inc. (“Eve”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is an aerospace company with operations in Melbourne, Florida and Brazil. The Company is a former blank check company incorporated on November 19, 2020 under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Eve’s goal is to be a leading company in the urban air mobility ("UAM") market by taking a holistic approach to developing a UAM solution that includes: the design and production of electrical vertical take-off and landing vehicles (“eVTOLs”); a portfolio of maintenance and support services focused on Eve’s and third-party eVTOLs; fleet operations services conducted in collaboration with partners; and a new air traffic management system for eVTOLs, otherwise known as Urban Air Traffic Management (“UATM”) system designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. Eve’s mission is to bring affordable air transportation to all passengers, improve quality of life, unleash economic productivity, save passengers time and reduce global carbon emissions. Eve plans to leverage its strategic relationship with Embraer to de-risk and accelerate its development plans, while saving costs by utilizing Embraer’s extensive resources.

Eve’s Business Model

Eve plans to fuel the development of the UAM ecosystem by providing a complete portfolio of UAM solutions across four primary offerings:

eVTOL Production and Design. Eve is designing and certifying an eVTOL purpose-built for UAM missions. Eve plans to market its eVTOLs globally to operators of UAM services, including fixed wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators.

Service and Support. Eve plans to offer a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Its services will be offered to UAM fleet operators on an agnostic basis – supporting both its own eVTOL and those produced by third-parties.

Fleet Operations. Eve plans to build a fleet operations business in collaboration with selected partners. Eve plans to establish revenue and risk sharing partnerships that will allow it to scale its fleet operations in a capital efficient manner and grow rapidly in a partner-by-partner manner.

Urban Air Traffic Management. Eve is developing a next-generation UATM system to help enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. Eve expects to offer its UATM solution primarily as a subscription software offering to customers that include air navigation service providers, fleet operators and vertiport operators.

To date, Eve has not generated any revenue, as it continues to develop its eVTOL vehicles and other UAM solutions. As a result, Eve will require substantial additional capital to develop products and fund operations for the foreseeable future. Until Eve can generate any revenue from product sales and services, it expects to finance operations through a combination of existing cash on hand, public offerings, private placements and debt financings. The amount and timing of future funding requirements will depend on many factors, including the pace and results of development efforts.

Recent Developments - Business Combination with Zanite

On December 10, 2021, Zanite entered into a Business Combination Agreement (the “Business Combination Agreement”) with Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), Embraer Aircraft Holding, Inc., a Delaware corporation (“EAH”) wholly owned by ERJ, and EVE UAM, LLC, a Delaware limited liability company (“Eve Sub”), wholly owned by EAH, that was formed for purposes of conducting the UAM Business (as defined in the Business Combination Agreement).

On May 9, 2022, in accordance with the Business Combination Agreement, the closing (the “Closing”) of the transactions contemplated by the Business Combination Agreements (the “Business Combination”) occurred, pursuant to which Zanite issued 220,000,000 shares of Class A common stock to EAH in exchange for the transfer by EAH to Zanite of all of the issued and outstanding limited liability company interests of Eve (the "Equity Exchange"). As a result of the Business Combination, Eve is now a wholly-owned subsidiary of Zanite, which has changed its name to “Eve Holding, Inc.” Upon the Closing, the Company received approximately $377.0 in gross cash proceeds, consisting of approximately $19.7 million from the Zanite trust account and $357.3 million from the PIPE Investment, as defined in Note 1 to the Notes to the Unaudited Condensed Consolidated Financial Statements herein.

Other Key Agreements

Eve has entered into a Master Services Agreement with Embraer, a Master Services Agreement with Atech, a Services Agreement with the Brazilian Subsidiary, a Shared Services Agreement with Embraer, EAH and the Brazilian Subsidiary. Pursuant to the MSAs with Embraer and Atech, each of Embraer and Atech, either directly or through their respective affiliates, will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG support, MRO planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and in the future eVTOL manufacturing services. Eve expects to collaborate with Embraer and leverage Embraer’s expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs and establish operations. The services provided under the Shared Services Agreement include, among others, corporate and administrative services to Eve. In addition, Eve has also entered into the Data Access Agreement with Embraer and the Brazilian subsidiary, pursuant to which, among other things, Embraer has agreed to provide the Brazilian Subsidiary with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to the Services Agreements.

The aforementioned services agreements continue to be in full force and effect. Further information about such agreements is set forth beginning on page 123 of our Proxy Statement filed with the SEC on April 13, 2022, in the section entitled “The Business Combination Proposal — Ancillary Agreements — Services Agreements,” and that information is incorporated herein by reference.

Key Factors Affecting Operating Results

For further discussion on the risks attendant to the Key Factors Affecting Operating Results, see the sections entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and “Risk Factors” in our Form S-1/A filed with the SEC on July 29, 2022.

Brazilian Economic Environment

The Brazilian government has frequently intervened in the Brazilian economy and occasionally made drastic changes in policy and regulations. The Brazilian government’s actions to control inflation and affect other policies and regulations have often involved, among other measures, increases in interest rates, changes in tax policies and incentives, price controls, currency devaluations, capital controls and limits on imports. Changes in Brazil’s monetary, credit, tariff and other policies could adversely affect our business, as could inflation, currency and interest-rate fluctuations, social instability and other political, economic or diplomatic developments in Brazil, as well as the Brazilian government’s response to these developments.

Rapid changes in Brazilian political and economic conditions that have occurred and may occur require continued assessment of the risks associated with our activities and the adjustment of our business and operating strategy accordingly. Developments in Brazilian government policies, including changes in the current policy and incentives adopted for financing exports of Brazilian goods, or in the Brazilian economy, over which we have no control, may have a material adverse effect on our business.

Inflation and exchange rate variations have had, and may continue to have, substantial effects on our financial condition and results of operations.

Inflation and exchange rate variations affect our monetary assets and liabilities denominated in Brazilian reais. The value of these assets and liabilities as expressed in U.S. dollars declines when the real devalues against the U.S. dollar and increases when the real appreciates. In periods of devaluation of the real, we report (i) a remeasurement loss on real-denominated monetary assets and (ii) a remeasurement gain on real-denominated monetary liabilities. For additional information on the effects of exchange rate variations on our financial condition and results of operations, see the section entitled “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

Development of the UAM market

Our revenue will be directly tied to the continued development and sale of eVTOL and related services. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We anticipate commercialization of our eVTOL services-and-support business beginning in 2023, followed by the commercialization and initial revenue generation from the sale of our eVTOLs beginning in 2026, and our business will require significant investment leading up to launching passenger services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training and commercialization.

We believe one of the primary drivers for adoption of our UAM services is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our UAM services include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge; volatility in the cost of oil and gasoline; availability of competing forms of transportation, such as ground or air taxi or ride-hailing services; the development of adequate infrastructure; consumers’ perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives; and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives or more permanent work-from-home behaviors persist following the COVID pandemic. We anticipate initial operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations. If the market for UAM does not develop as expected, this would impact our ability to generate revenue or grow our business.

Competition

We believe that our primary sources of competition are focused UAM developers and established aerospace and automotive companies developing UAM businesses. In addition, we are likely to face competition in our specific business segments from fleet operators that do not partner with us, aviation companies that have built extensive aircraft service and support networks, and potentially providers of Unmanned Traffic Management systems if those systems are enhanced to higher levels of safety to support manned flight operations. We expect the UAM industry to be dynamic and increasingly competitive; our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not fully realize the benefits we anticipate, and we may not receive any competitive advantage or may be overcome by other competitors. If new companies or existing aerospace or automotive companies launch competing solutions in the markets in which we intend to operate and obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for UAM products and services, making it easier for them to obtain the permits and authorizations required to operate UAM services. In the event we do not capture a first mover advantage, or our current or future competitors overcome our advantages, our business, financial condition, operating results and prospects would be harmed.

Government Certification

We plan to obtain authorizations and certifications for our eVTOL with the ANAC, FAA and EASA initially, and will seek certifications from other aviation authorities as necessary. We will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our related services. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. Should we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.

Initial Business Development Engagement

Since its founding, Eve has been engaged in multiple market and business development projects around the world. Examples of this include two concepts of operation (CONOPS) with Airservices Australia as well as with the United Kingdom Civil Aviation Authority. Both of these market and business development initiatives demonstrated Eve’s ability to create new procedures and frameworks designed to enable the safe scalability of UAM together with our partners. Using these initiatives as a guide, Eve has launched CONOPS in Rio de Janeiro, Miami and Japan, and hopes to launch additional concepts of operation in the United States, Brazil and around the world.

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell over 1,910 of our eVTOL aircraft, and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding (MOUs) with more than 25 market-leading partners in segments spanning infrastructure, operations, platforms, utilities and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business-model and drive growth.

Impact of COVID-19

The outbreak of the novel coronavirus, known as COVID-19, was first identified in December 2019 in Wuhan, China, and has since spread globally. The COVID-19 outbreak has compelled governments around the world to adopt measures to contain the spread of COVID-19 by means such as lockdowns of cities, restrictions on travel and public transportation, business and store closures, and emergency quarantines, among others, and responses by businesses and individuals to reduce the risk of exposure to infection, including reduced travel, cancellation of meetings and events, and implementation of work-at-home policies, among others, which has caused significant disruptions to the global economy and normal business operations across a growing list of sectors and countries.

Eve has been monitoring the COVID-19 pandemic situation and its impacts on Eve’s employees, operations, the global economy, the supply and the demand for Eve’s products and services.

Since the beginning of the COVID-19 pandemic, Embraer has been engaging in several initiatives supporting the health and safety of Eve employees. Eve’s operations were interrupted for a certain period in order to adapt industrial facilities in relation to health and safety measures. Social distancing measures were taken, as well as the implementation of working from home for a certain group of Eve employees. Furthermore, several measures to preserve jobs were taken, including reductions in working hours and pay cuts, collective vacations and temporary furloughs.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this Current Report on Form 10-Q, including with respect to the impact of novel viral variants that currently exist, and which may continue to develop. As such, it is uncertain as to the full magnitude that the pandemic will have on the UAM Business and Eve’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

Fully-Integrated Business Model

Eve’s business model to serve as a fully-integrated eVTOL transportation solution provider is uncertain. Present projections indicate that payback periods on eVTOL aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our financial results are dependent on certifying and delivering eVTOL on time and at a cost that supports returns at prices that sufficient numbers of customers are willing to pay based on value arising from time and efficiency savings from utilizing eVTOL services. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, in general, and our product design, in particular. Best efforts have been made to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. The success of our business also is dependent, in part, on the utilization rate of our aircraft and reductions in utilization will adversely impact our financial performance. Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, lightning, hail, known icing conditions and/or fog. Inability to operate safely in these conditions would reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at vertiports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events.

Components of Results of Operations

Revenue

Eve is a development stage company and has not generated any revenue and has incurred operating losses since inception. We do not expect to generate relevant revenue from eVTOL sales unless and until we obtain regulatory approval of and commercialize our first eVTOL. Projected revenue in 2024 and 2025 is comprised of fleet operations, service and support and UATM. These eVTOL-related revenue sources are not solely dependent on Eve aircraft, which are not expected to begin production until 2025 and generate revenue until 2026. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our eVTOL.

Operating Expenses

Research and Development Expenses

Research and development activities represent a significant part of Eve’s business. Eve’s research and development efforts focus on the design and development of eVTOLs, the development of services and operations for its vehicles and those operated by third-parties, as well as the development of a UATM software platform. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for the Eve’s employees focused on research and development activities, and costs of consulting, equipment and materials, as well as other related costs, depreciation and amortization and an allocation of Eve’s general overhead, including rent, information technology costs and utilities. Eve expects research and development expenses to increase significantly as it increases staffing to support eVTOL aircraft engineering and software development, builds aircraft prototypes, progresses towards the launch of its first eVTOL aircraft and continues to explore and develop next generation aircraft and technologies.

Eve cannot determine with certainty the timing or duration of, or the completion costs of its eVTOL aircraft due to the inherently unpredictable nature of its research and development activities. Development timelines, the probability of success and development costs can differ materially from expectations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs, (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as executive management, legal, human resources, information technology, accounting and finance. These expenses also include certain third-party consulting services, including business development, contractor and professional services fees, audit and compliance expenses, certain insurance costs, certain facilities costs, and any corporate overhead costs not allocated to other expense categories, including allocated depreciation, rent, information technology costs and utilities. Selling, general and administrative expenses have increased in absolute dollars as Eve ramped up operations in preparation of becoming a public company, which is required to comply with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other rules and regulations. Eve also anticipates that it will incur additional costs for employees and third-party consulting services related to operating as a public company and to support Eve’s commercialization efforts.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 to the Three and Six Months Ended June 30, 2021:

The following tables set forth statement of operations information for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$(9,835,736)	$(1,938,812)	$(18,950,423)	$(3,830,463)
Selling, general and administrative	(6,475,430)	(429,467)	(7,284,196)	(757,410)
Other expenses	(37,123)	-	(37,123)	-
Loss from operations	(16,348,289)	(2,368,279)	(26,271,742)	(4,587,873)
Change in fair value of derivative liabilities	4,132,525	-	4,132,525	-
Financial and foreign exchange gain/(loss), net	563,854	(46,347)	986,566	(43,873)
Loss before income taxes	(11,651,910)	(2,414,626)	(21,152,651)	(4,631,746)
Income tax benefit/(expense)	(129,708)	-	(129,708)	-
Net loss	$(11,781,618)	$(2,414,626)	$(21,282,359)	$(4,631,746)
Net loss per share basic and diluted	(0.05)	(0.01)	(0.09)	(0.02)
Weighted-average number of shares outstanding – basic and diluted	248,989,790	220,000,000	234,574,977	220,000,000

	Y-o-Y Changes for the Three Months Ended June 30, 2022 vs June 30, 2021		Y-o-Y Changes for the Six Months Ended June 30, 2022 vs June 30, 2021
	Changes in $	Changes in %	Changes in $	Changes in %
Operating expenses
Research and development	$(7,896,924)	407%	$(15,119,960)	395%
Selling, general and administrative	(6,045,963)	1,408%	(6,526,786)	862%
Other expenses	(37,123)	100%	(37,123)	100%
Loss from operations	(13,980,010)	590%	(21,683,869)	473%
Change in fair value of derivative liabilities	4,132,525	100%	4,132,525	100%
Financial and foreign exchange gain/(loss), net	610,201	(1,317)%	1,030,439	(2,349)%
Loss before income taxes	(9,237,284)	383%	(16,520,905)	357%
Income tax benefit/(expense)	(129,708)	100%	(129,708)	100%
Net loss	$(9,366,992)	388%	$(16,650,613)	359%

Research and development expenses

Research and development expenses increased by $7.90 million, from $1.94 million in the three months ended June 30, 2021 to $9.84 million in the three months ended June 30, 2022. Research and development expenses increased by $15.12 million, from $3.83 million in the six months ended June 30, 2021 to $18.95 million in the six months ended June 30, 2022.This increase in research and development was primarily due to an increase in R&D’s team headcount, whose activities are mainly related to eVTOL and UATM development, as well as higher engineering expenses contemplated in MSA agreements with Embraer and Atech, mainly related to cost of supplies for the development of the Proof of Concept 1 vehicle, a full-scale model of Eve’s eVTOL, including batteries, motors, thermal management systems and propellers. Further, additional milestone payments and payments for parts, equipment and supplies went to suppliers and outside contractors in connection with the continued development of the Proof of Concept 1 vehicle. Lastly, Eve also started to incur development expenses related to its UATM system in 2021, which continued through June 30, 2022.

Selling, general and administrative

Selling, general and administrative expenses increased by $6.05 million, from $0.43 million in the three months ended June 30, 2021 to $6.48 million in the three months ended June 30, 2022. Selling, general and administrative expenses increased by $6.53 million, from $0.76 million in the six months ended June 30, 2021 to $7.28 million in the six months ended June 30, 2022. The increase in selling, general administrative expenses was largely driven by an increase in Eve’s management team during the six-month period ended June 30, 2022, consulting services and marketing expenses (e.g., NYSE IPO ceremony and tradeshows), as well as charges related to the Shared Services Agreement.

Financial and foreign exchange gain/(loss), net

Financial and foreign exchange loss of $46,347 in the three months ended June 30, 2021 was reverted to a gain of $563,854 in the three months ended June 30, 2022. Financial and foreign exchange loss of $43,873 in the six months ended June 30, 2021 was also reverted to a gain of $986,566 in the six months ended June 30, 2022. This change was driven by the 15% depreciation of the Brazilian real vs. the U.S. dollar, as well as increases on our accounts payable balances denominated in Brazilian reals. Eve increased its research and development efforts during the six-month period ended June 30, 2022, leading to higher real-denominated accounts payable balances.

Loss before income tax

As a result of the aforementioned factors, loss before taxes on income increased by $9.24 million, from a loss of $2.41 million in the three months ended June 30, 2021 to a loss of $11.65 million in the three months ended June 30, 2022. As a result of the aforementioned factors, loss before taxes on income increased by $16.52 million, from a loss of $4.63 million in the six months ended June 30, 2021 to a loss of $21.15 million in the six months ended June 30, 2022.

Net Loss and comprehensive loss

As a consequence of the aforementioned factors, our consolidated net loss after taxes, increased by $9.37 million, from a loss of $2.41 million in the three months ended June 30, 2021 to a loss of $11.78 million in the three months ended June 30, 2022. As a consequence of the aforementioned factors, our consolidated net loss after taxes, increased by $16.65 million, from a loss of $4.63 million in the six months ended June 30, 2021 to a loss of $21.28 million in the six months ended June 30, 2022.

Liquidity and Capital Resources

Eve has incurred net losses since its inception, and to date has not generated any revenue from the design, development, manufacturing, engineering and sale or distribution of electric aircraft. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of June 30, 2022, Eve had cash of $176.32 million and investments in marketable securities of $154.46 million. As of the Closing, Eve received net proceeds from the business combination and PIPE Investment of approximately $329.1 million, which is expected to be sufficient to fund its current operating plan for at least the next twelve months.

Eve’s future capital requirements will depend on many factors, including:

•	research and development expenses as it continues to develop its eVTOL aircraft;
•	capital expenditures in the expansion of its manufacturing capacities;
•	additional operating costs and expenses for production ramp-up and raw material procurement costs;
•	general and administrative expenses as Eve scales its operations;
•	interest expense from any debt financing activities; and
•	selling and distribution expenses as Eve builds, brands and markets electric aircraft.

Eve intends to use the proceeds received from the Business Combination and the PIPE Investment primarily to fund its research and development activities and other personnel costs, which are Eve’s principal uses of cash. However, these funds may not be sufficient to enable Eve to complete all necessary development of and commercially launch its eVTOL aircraft. Eve’s future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from its customers, the expansion of sales and marketing activities, and the timing and extent of spending to support development efforts. Until Eve generates sufficient operating cash flow to cover its operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, Eve expects to utilize a combination of equity and debt financing to fund any future capital needs. However, Eve may be unable to raise additional funds when needed on favorable terms or at all. If Eve raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If Eve raises funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on Eve’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

In the event that Eve requires additional financing but is unable to raise additional capital or generate cash flows necessary to continue its research and development and invest in continued innovation, Eve may not be able to compete successfully, which would harm its business, results of operations, and financial condition. If adequate funds are not available, Eve may need to reconsider its expansion plans or limit its research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(13,183,802)	$(5,055,808)
Net cash (used in) provided by investing activities	(154,000,000)	—
Net cash (used in) provided by financing activities	329,123,832	5,055,808
Net increase (decrease) in cash and cash equivalents	$161,940,030	$—

Net Cash Generated (Used) by Operating Activities

2022 Compared with 2021

Net cash used in operating activities for the six months ended June 30, 2022 was $13.18 million versus net cash used of $5.06 million in the six months ended June 30, 2021, with the change resulting principally from the settlement of accounts payable to Embraer being partially compensated by an increase in research and development expenses in 2022 as compared to 2021.

Net Cash Used in Investing Activities

2022 Compared with 2021

Net cash used in investing activities for the six months ended June 30, 2022 was $154.00 million compared to no use of net cash by investing activities in the six months ended June 30, 2021. The change results principally from the investment of proceeds from the business combination with Zanite Acquisition Corp. and from PIPE investments in interest-bearing marketable in securities in 2022.

Net Cash Generated (Used) by Financing Activities

2022 Compared with 2021

Net cash provided by financing activities for the six months ended June 30, 2022 was $329.12 million, compared to $5.06 million in the six months ended June 30, 2021. This increase is attributable to reduced transfers of cash from Embraer to us in the form of seed capital, which was used in the six month period ended June 30, 2021 in connection with the formation of our company subsidiary within the parent company corporate structure. Additionally, Eve received cash proceeds at the closing of our business combination with Zanite Acquisition Corp., the subsequent listing of our stock in the New York Stock Exchange and from strategic PIPE (Private Investment in Public Equity) investors.

As of June 30, 2022, we had no outstanding debt on our balance sheet.

Off-Balance Sheet Arrangements

For additional information on off-balance sheet items as of June 30, 2022, please refer to Note 19.

Critical Accounting Policies and Estimates

Functional and presentation currency

The consolidated financial statements are derived from Embraer's financial statements and from some Embraer group US based subsidiaries’ financial statements (“Original Financial Statements”). They have defined the US Dollar (“USD” or “Dollar” or “US$”) as their functional currencies. The Company’s functional currency will follow the definition of the functional currency of the Original Financial Statements, therefore management has concluded that the USD is the Company’s functional and presentation currency.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of expenses during the reporting period. Eve’s estimates are based on our historical experience and on various other factors that Eve believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While Eve’s significant accounting policies are described in more detail in Note 2 to Eve's unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, Eve believes the following accounting policies and estimates to be critical to the preparation of Eve's unaudited condensed consolidated financial statements.

Carve-out allocation

Eve has historically operated as part of Embraer and not as a stand-alone company. The unaudited condensed consolidated financial statements are derived from Embraer’s consolidated financial statements and historical accounting records and are presented on a carve-out basis for all historical periods, except for the three and six-months period ended June 30, 2022. The statement of operations also includes allocations of certain general and administrative expenses from Embraer’s corporate office for the three and six-month period ended June 30, 2022. These general and administrative expenses are comprised of general overhead expenses that separate from and in addition to any such expenses incurred pursuant to the Master Services Agreements or Shared Services Agreement.

The allocations of these expenses have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Eve been an entity that operated independently of Embraer during the applicable period.

The unaudited condensed consolidated financial statements reflect the historical results of operations, financial position, and cash flows of Eve, in conformity with GAAP. The unaudited condensed consolidated financial information includes both direct and indirect expenses.

Recent Accounting Pronouncements

 See Note 2 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding recently issued accounting pronouncements.

Credit Risk

Financial instruments, which subjects Eve to concentrations of credit risk, consist primarily of cash, cash equivalents, and derivative financial instruments. Eve’s cash and cash equivalents are held at major financial institutions located in the United States of America and Brazil. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250,000 per depositor per institution). Management believes the financial institutions that hold Eve’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents.

Emerging Growth Company Status

Eve is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Eve has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, Eve is not subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of Eve’s financials to those of other public companies more difficult.

Eve may also take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as it qualifies as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Following the business combination, Eve will lose its emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements upon the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the completion of Zanite’s IPO, (b) in which Eve has total annual gross revenue of at least $1.07 billion or (c) in which Eve is deemed to be a large accelerated filer, which requires the market value of Eve’s Common Stock that are held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which Eve has issued more than $1.0 billion in non-convertible debt during the prior three year period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interest rate CDI, applicable to our cash equivalent in Brazil, that was invested in Bank Deposit Certificates (“CDB”),  (Applications issued by financial institutions in Brazil, available for redemption in up to 90 days). As of June 30, 2022, approximately 0.71% of our consolidated cash equivalents were indexed to the variation of the CDI rate.

The CDI rate is an average of interbank overnight rates in Brazil. The risk arises from the possibility of the Company incurring decrease on financial income of financial investment due fluctuations in Brazilian interest rate.

Our investment policy is focused on the preservation of capital and supporting its liquidity needs. The Company’s policy for managing the risk of fluctuations in interest rates on financial investments is to maintain a system to measure market risk, which consists of an aggregate analysis of variety of risk factors that might affect the return of those investments.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains/losses are those denominated in Reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the real to the value of the U.S. dollar, may adversely affect us, mainly due to the factor that 2% of total assets and 13% of total liabilities are in reais.

The Brazilian currency has, during the last decades, experienced frequent and substantial variations in relation to the U.S. dollar and other foreign currencies. In June 30, 2022 the real depreciated against the U.S. dollar in comparison to June 30, 2021, reaching BRL5.2380 per US$1.00 as of June 30, 2022.

Item 4.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, Eve evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, Eve’s principal executive officers and principal financial officer have concluded that Eve’s disclosure controls and procedures were effective.

Changes in Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Each process is based on the specified corporate policy in place at the company, with the appropriate detail. The Committee of Sponsoring Organizations ("COSO"), and Enterprise Risk Management ("ERM"), has one of the most popular framework for effective internal controls, and supports the methodology used by the Internal Controls Area. Processes managed by “ERJ” were mapped and quantified in order to acquire evidence that can support their Compliance and quality level. A work including the walkthrough phase and alignments with all areas involved in the activities was carried out to build all the necessary supporting documentation in order to ensure that the company has efficient controls, monitored risks, and safe processes for minimal exposure regarding the operations. There was no other change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

        We are, from time to time, subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. We are not currently a party to any such claims, lawsuits or proceedings, the outcome of which, if determined adversely to us, we believe would, individually or in the aggregate, be material to our business or result in a material adverse effect on our future operating results, financial condition or cash flows.

Item 1A.	Risk Factors.

Please refer to the section entitled “Risk Factors” in the Company’s Form S-1/A filed with the SEC on July 29, 2022. Any of those factors, or additional risk factors not presently known to us or that we currently deem immaterial, could result in a material adverse effect on our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.[1]

      None.

Item 3.	Defaults Upon Senior Securities.

      None.

Item 4.	Mine Safety Disclosures.

      None applicable.

Item 5.	Other Information.

On August 1, 2022, the Company’s subsidiary, Eve UAM, LLC (the “Lender”), entered into a loan agreement (the “Loan Agreement”) with Embraer Aircraft Holding, Inc., the Company’s majority stockholder (“EAH”), in order to efficiently manage the Company’s cash reserves at a rate of return that is favorable to the Company. Pursuant to the Loan Agreement, the Lender has agreed to lend to EAH an aggregate principal amount of up to $81,000,000 at an interest rate of 4.89% per annum. All unpaid principal advanced under the Loan Agreement, together with any accrued and unpaid interest thereon, shall be due and payable on August 1, 2023, which date may be extended upon mutual written agreement of the Lender and EAH. Any outstanding principal amount under the Loan Agreement may be prepaid at any time, in whole or in part, by EAH at its election and without penalty, and the Lender may request full or partial prepayment from EAH of any outstanding principal amount under the Loan Agreement at any time.  In accordance with the Company’s Related Person Transactions Policy, on July 22, 2022, the Loan Agreement was determined to be entered into on an arms-length basis, in the best interests of the Company and its stockholders and unanimously approved by the Company’s independent directors.

Item 6.	Exhibits.

      The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1	[Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act.

31.3	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.][2]

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
+	Indicates a management or compensatory plan.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVE HOLDING, INC.
Date: August 4, 2022	By:	/s/ Gerard J. DeMuro
		Name:	Gerard J. DeMuro
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ André Duarte Stein
		Name:	André Duarte Stein
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Eduardo Couto
		Name:	Eduardo Couto
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

