Form 10-Q/A
period 2022-06-30
Eve Holding, Inc.
filed 2022-12-08
CIK 1823652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of August 3, 2022, there were 264,332,132 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Eve Holding, Inc. (the “Company”) as of and for the three and six months ended June 30, 2022, as filed with the Securities and Exchange Commission (“SEC”) on August 4, 2022 (the “Original Form 10-Q”).

As previously disclosed, in September 2022, the Company reviewed its accounting for certain warrants to acquire an aggregate of 24,200,000 shares of common stock that were issued and became exercisable at the closing on May 9, 2022 of the transactions contemplated by the Business Combination Agreement, dated as of December 21, 2021, by and among the Company, Embraer S.A., Embraer Aircraft Holding, Inc. and EVE UAM, LLC (the “Closing”). The Company also reviewed the accounting for certain warrants to acquire an aggregate of 200,000 shares of common stock that are issuable and exercisable pursuant certain future milestones. On September 23, 2022, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after considering the recommendations of management regarding the accounting treatment for the warrants described above, concluded that the Company’s condensed consolidated financial statements included in the Company’s Form 10-Q for the three and six months ended June 30, 2022 should be restated and should no longer be relied upon.

On November 10, 2022, in connection with the Company’s previously disclosed continuing assessment of its financial statements, the Audit Committee concluded that additional adjustments should be made to the Company’s historical financial statements, including with respect to the valuation and recognition of certain share-based payments and certain transaction expenses.

Accordingly, the Company is restating its financial statements as of and for the three and six months ended June 30, 2022 and 2021 in this Amendment No. 1. See Note 2, Restatement of Previously Reported Financial Statements herein for additional information regarding these restatements.

In addition, the Company’s management has concluded that in light of the misstatements described above, material weaknesses existed in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of June 30, 2022. Additional information related to these material weaknesses and the Company’s remediation plan with respect to such material weaknesses are described in more details in Item 4 of Part I of this Amendment No. 1.

In addition, Item 6 of Part II of this Form 10-Q/A has been amended to contain currently dated certifications from our Co-Chief Executive Officers and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Form 10-Q/A has not been updated for events occurring after the filing of the Original Form 10-Q, except to reflect the foregoing.

Eve Holding, Inc.

(Formerly EVE UAM, LLC)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q/A, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or similar terms or expressions or the negative thereof. These forward-looking statements include, but are not limited to, statements concerning the following:

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

The list above is not intended to be an exhaustive list of all of our forward-looking statements. Our forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q/A and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Our business, prospects, financial condition, operating results and the price of our common stock may be affected by a number of factors, whether currently known or unknown, including but not limited to those discussed in this Quarterly Report in Part I., Item 1. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the section titled “Risk Factors” in our Form S-1/A filed with the Securities and Exchange Commission on August 25, 2022. Any one or more of these factors could, directly or indirectly, cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q/A to the “Company,” "Eve" “Eve Holding,” “we,” “us” and “our” refer to Eve Holding, Inc.

Item1. Financial Statements
Eve Holding, Inc.
(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	June 30,	December 31,
	2022	2021
Assets	(as restated)	(as restated)
Current:
Cash and cash equivalents	$176,316,554	$14,376,523
Financial investments	154,464,652	-
Related party receivables	256,645	220,000
Other current assets	166,085	6,274,397
Total current assets	331,203,936	20,870,920
Capitalized software, net	-	699,753
Total assets	$331,203,936	$21,570,673
Liabilities and Stockholders' equity
Current:
Accounts payable	$2,732,214	$877,641
Related party payables	10,846,493	8,642,340
Derivative financial instruments	7,267,500	32,226
Other payables	2,164,470	616,156
Total current liabilities	23,010,677	10,168,363
Other noncurrent payables	542,809	702,921
Total liabilities	23,553,486	10,871,284
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 264,332,132 and 220,000,000 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	264,332	220,000
Additional paid-in capital	467,595,655	53,489,579
Accumulated deficit	(160,209,537)	(42,977,964)
Accumulated other comprehensive income/(loss)	-	(32,226)
Total stockholders' equity	307,650,450	10,699,389
Total liabilities and stockholders' equity	$331,203,936	$21,570,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses	(as restated)	(as restated)	(as restated)	(as restated)
Research and development	$(10,417,278)	$(1,938,812)	$(19,531,965)	$(3,830,463)
Selling, general and administrative	(15,728,933)	(1,706,259)	(17,046,966)	(2,326,506)
New Warrants expenses	(87,352,000)	-	(87,352,000)	-
Loss from operations	(113,498,211)	(3,645,071)	(123,930,931)	(6,156,969)
Change in fair value of derivative liabilities	5,842,500	-	5,842,500	-
Financial and foreign exchange gain/(loss), net	563,854	(46,347)	986,566	(43,873)
Loss before income taxes	(107,091,857)	(3,691,418)	(117,101,865)	(6,200,842)
Income tax benefit/(expense)	(129,708)	-	(129,708)	-
Net loss	$(107,221,565)	$(3,691,418)	$(117,231,573)	$(6,200,842)
Net loss per share basic and diluted	(0.43)	(0.02)	(0.50)	(0.03)
Weighted-average number of shares outstanding – basic and diluted	248,989,790	220,000,000	234,574,977	220,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as restated)	(as restated)	(as restated)	(as restated)
Net loss	$(107,221,565)	$(3,691,418)	$(117,231,573)	$(6,200,842)
Derivative financial instruments - cash flow hedge	-	50,195	-	(911)
Total comprehensive loss	$(107,221,565)	$(3,641,223)	$(117,231,573)	$(6,201,753)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In US Dollars)
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders' equity
Balance as of December 31, 2021 (as restated)	220,000,000	$220,000	$53,489,579	$(42,977,964)	$(32,226)	$10,699,389
Separation-related adjustment	-	-	(707,846)	-	32,226	(675,620)
Balance as of January 1, 2022 (as restated)	220,000,000	$220,000	$52,781,733	$(42,977,964)	$-	$10,023,769
Net loss (as restated)	-	-	-	(10,010,008)	-	(10,010,008)
Contributions from Parent	-	-	732,776	-	-	732,776
Balance as of March 31, 2022 (as restated)	220,000,000	$220,000	$53,514,509	$(52,987,972)	$-	$746,537
Net loss (as restated)	-	-	-	(107,221,565)	-	(107,221,565)
Reclassification of Public Warrants from liability to equity (as restated)	-	-	10,580,000	-	-	10,580,000
Issuance of fully vested New Warrants (as restated)	-	-	87,352,000	-	-	87,352,000
Issuance of common stock upon reverse recapitalization, net of fees (as restated)	43,392,132	43,392	315,283,325	-	-	315,326,717
Issuance of restricted stock and restricted stock expense (as restated)	140,000	140	1,935,848	-	-	1,935,988
Exercise of warrants held by PIPE investor (as restated)	800,000	800	7,200	-	-	8,000
Share based payment with non-employees (as restated)	-	-	1,028,182	-	-	1,028,182
Net distribution to Parent (as restated)	-	-	(2,105,409)	-	-	(2,105,409)
Balance as of June 30, 2022 (as restated)	264,332,132	$264,332	$467,595,655	$(160,209,537)	$-	$307,650,450

	Common Stock
	Shares	Amount	Net parent investment	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders' equity
Balance as of December 31, 2020	-	$-	$(1,059,291)	$-	$-	$45,438	$(1,013,853)
Retroactive application of recapitalization	220,000,000	220,000	1,059,291	23,442,803	(24,722,094)	-	-
Balance as of January 1, 2021	220,000,000	$220,000	$-	$23,442,803	$(24,722,094)	$45,438	$(1,013,853)
Net loss (as restated)	-	-	-	-	(2,509,424)	-	(2,509,424)
Other comprehensive loss	-	-	-	-	-	(51,106)	(51,106)
Contributions from Parent	-	-	-	3,004,907	-	-	3,004,907
Balance as of March 31, 2021 (as restated)	220,000,000	$220,000	$-	$26,447,710	$(27,231,518)	$(5,668)	$(569,476)
Net loss (as restated)	-	-	-	-	(3,691,418)	-	(3,691,418)
Other comprehensive loss	-	-	-	-	-	50,195	50,195
Contributions from Parent	-	-	-	2,283,398	-	-	2,283,398
Balance as of June 30, 2021 (as restated)	220,000,000	$220,000	$-	$28,731,108	$(30,922,936)	$44,527	$(1,927,301)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.
(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:	(as restated)	(as restated)
Net loss	$(117,231,573)	$(6,200,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized software	-	54,063
Long-term incentive plan expense	(252,728)	96,693
Stock-based compensation	1,935,988	-
Warrants expenses	82,537,682	-
Interest on financial investments	(464,652)	-
Changes in operating assets and liabilities:
Other assets	6,099,745	(2,412,298)
Related party receivables	216,083	-
Accounts payable	2,572,805	(680,694)
Related party payables	1,094,121	3,969,720
Other payables	1,729,007	117,550
Net cash used in operating activities	(21,763,522)	(5,055,808)
Cash flows from investing activities:
Purchases of investment securities	(154,000,000)	-
Net cash provided by investing activities:	(154,000,000)	-
Cash flows from financing activities:
Transfer from Parent	-	5,055,808
Gross capital contribution	354,830,252	-
Transaction Costs reimbursed to Parent	(15,754,066)	-
Deemed distribution	(1,372,633)	-
Net cash provided by financing activities	337,703,553	5,055,808
Increase (decrease) in cash and cash equivalents	161,940,031	-
Cash and cash equivalents at the beginning of the period	14,376,523	-
Cash and cash equivalents at the end of the period	$176,316,554	$-

Supplemental disclosure of other noncash investing and financing activities
Additions to capitalized software transferred by Parent	$-	$232,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in US Dollars)

1.     Organization and Nature of Business

The Company and Nature of Business

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is an aerospace company with operations in Melbourne, Florida and Brazil. The Company is a former blank check company incorporated on November 19, 2020 under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Eve is dedicated to accelerating the urban air mobility ("UAM") ecosystem. Benefitting from a startup mindset and with a singular focus, Eve is taking a holistic approach to progressing the UAM ecosystem, with an advanced electrical vertical take-off and landing (“eVTOL”) project, a comprehensive global services and support network and a unique air traffic management solution.

Business Combination

On December 21, 2021, Zanite entered into a Business Combination Agreement (the “Business Combination Agreement”) with Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), Embraer Aircraft Holding, Inc., a Delaware corporation (“EAH”) wholly owned by ERJ, and EVE UAM, LLC, a Delaware limited liability company (“Eve Sub”), a former subsidiary of EAH, that was formed for purposes of conducting the UAM Business (as defined in the Business Combination Agreement).

On May 9, 2022, in accordance with the Business Combination Agreement, the closing (the "Closing") of the transactions contemplated by the Business Combination Agreement (the “Business Combination”) occurred, pursuant to which Zanite issued 220,000,000 shares of Class A common stock to EAH in exchange for the transfer by EAH to Zanite of all of the issued and outstanding limited liability company interests of Eve Sub (the “Equity Exchange”). As a result of the Business Combination, Eve is now a wholly-owned subsidiary of Zanite, which has changed its name to “Eve Holding, Inc.”

On December 21, 2021, December 24, 2021, March 9, 2022, March 16, 2022 and April 4, 2022, in connection with the Business Combination, Zanite entered into subscription agreements or amendments thereto (as amended from time to time, the “Subscription Agreements”) with certain investors, including certain strategic investors and/or investors with existing relationships with ERJ (the “Strategic Investors”), Zanite Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and EAH (collectively, the “PIPE Investors”), pursuant to which, and on the terms and subject to the conditions of which, Zanite agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to the Closing, an aggregate of 35,730,000 shares of Class A common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $357,300,000, which included the commitment of the Sponsor to purchase 2,500,000 shares of Class A common stock for a purchase price of $25,000,000 and the commitment of EAH to purchase 18,500,000 shares of Class A common stock for a purchase price of $185,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.

Upon Closing, all shares of Zanite Class A and Class B common stock were converted into, on a one-for-one basis, shares of common stock of Eve Holding.

Both ERJ and Zanite's sponsors incurred costs in connection with the business combination ("Transaction Costs”). The Transaction Costs that were determined to be directly attributable and incremental to the Company and incurred related to the Business Combination were deferred and recorded as other assets in the balance sheet until the Closing. Such costs were subsequently recorded either as an expense of the Business Combination or a reduction of cash contributed with a corresponding reduction of additional paid-in capital if they were attributable to one or multiple sub-transactions of the Business Combination.

Accounting Treatment of the Business Combination

The Business Combination was accounted for as a reverse recapitalization, equivalent to the issuance of shares by Eve Sub for the net monetary assets of Zanite accompanied by a recapitalization. Accordingly, the consolidated assets, liabilities and results of operations of Eve Sub (or the "UAM Business", as applicable) became the historical financial statements of the Company, and the assets, liabilities and results of operations of Zanite were consolidated with Eve Sub beginning on the Closing date. For accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Eve Sub. The net assets of Zanite were recorded at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the transaction are presented as those of Eve Sub (or the "UAM Business", as applicable) in future reports of the Company.

The financial statements included in this report reflect (i) the historical operating results of Eve Sub prior to the Business Combination; (ii) the combined results of Eve Sub and Zanite following the Closing; (iii) the assets and liabilities of Eve Sub at their historical cost; and (iv) the Company’s equity structure for all periods presented.

EAH did not lose control over Eve Sub as a result of the Closing because EAH held approximately 90% of Eve’s shares immediately after the Closing. Therefore, the transaction did not result in a change in control that would otherwise necessitate business combination accounting.

Transaction costs incurred during the period from the first quarter of 2021 to the second quarter of 2022 related to the transaction with Zanite (Transaction Costs) were reviewed to conclude if they were direct and incremental to the Business Combination and which entity was the primary beneficiary. Direct and incremental costs were deferred to the extent permitted by the accounting standards by the primary beneficiary entity. Transaction Costs not considered to be direct and incremental were expensed by the primary beneficiary entity.

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

2.    Restatement of Previously Reported Financial Statements

The Company is restating its financial statements for the three and six months ended June 30, 2022 for the following matters:

1.   We identified unrecorded expense accruals with both third parties and related parties as of June 30, 2022 resulting in the need for additional accruals and expense of approximately $2.2 million during the three and six months ended June 30, 2022. See more details in Notes 5, 13 and 14.

2.   We reviewed the accounting regarding Transaction Costs in connection with the transaction with Zanite which include among other things fees for financial, accounting and legal advisors. The Transaction Costs were paid by ERJ and EAH and recognized by these entities without being pushed down to the Company. The Company concluded that the Transaction Costs that were directly related to the Company’s business should follow the guidance in SEC Staff Accounting Bulletin Topic 5.T, Accounting for Expenses or Liabilities Paid By Principal Stockholder(s), and should be pushed down and recorded in the Company’s financial statements in 2022 and 2021. The adjustment related to the Transaction Costs was an additional expense of  $5.7 million and $6.2 million for the three and six months ended June 30, 2022, respectively and $1.3 million and $1.6 million for three and six months ended June 30, 2021, respectively. See more details in Note 14.

3.     We identified unrecorded share-based payment expense for certain employees that should have been recognized during the three and six months ended June 30, 2022 of $0.9 million. See more details in Note 15.

4.     We also identified unrecorded share-based payment expense related to one of the PIPE Investors of $1.0 million for the three and six months ended on June 30, 2022. See more details in Note 14.

5.     The Company reviewed its accounting for certain warrants to acquire an aggregate of 24,200,000 shares of common stock that were issued and became exercisable at the Closing of the Business Combination. These warrants were issued together with the sale of common stock to certain investors.  These warrants give their holders the option to purchase common stock at exercise prices of $0.01 (the “Penny Warrants”), $11.50 and $15.00 (collectively, the "New Warrants").  The New Warrants and common shares were originally reflected as a component of equity and measured at the value paid by each investor (i.e. $10.00 per common share). Upon further assessment, the Company revised the measurement and accounting for the issued common shares and the New Warrants and concluded that the accounting for the New Warrants should be separate from the accounting for the issuance of the common stock for $10.00 per share as they were issued for no consideration to potential customers, suppliers and financiers.  It was determined that all of the New Warrants should be accounted for within the scope of ASC 718, Share-based Payment, for classification and measurement (and recognition for certain New Warrants), except for warrants issued to financiers which are in the scope of ASC 815, Derivatives and Hedging. For some New Warrants the recognition of the grant date fair value is within the scope of ASC 606, Revenue from Contracts with Customers. For the New Warrants that vested upon the Closing, the grant date fair value of  approximately $87 million has been corrected and recognized as New Warrants expenses at the Closing date with a related increase to additional paid-in capital. For the New Warrants that vest contingent upon certain future milestones, there was no recognition of expense during the three and six months ended June 30, 2022.See more details in Note 10.

6.    The Company incorrectly measured the fair value of the liability-classified Private Placement Warrants during the initial recognition resulting in an understatement of expense and additional paid-in capital of $1.7 million as of and for the three and six months ended June 30, 2022.See more details in Note 8 and Note 16.

7.    The Company identified a classification error between additional paid-in capital and accumulated deficit of $52 million as of June 30, 2022.

As a result of the errors described above, the unaudited condensed consolidated financial statements as of June 30, 2022 and the three and six months ended June 30, 2022 were restated as follows:

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2022
	As Reported	Restatement Adjustments		As Restated
Assets
Current:
Cash and cash equivalents	$176,316,554	$-		$176,316,554
Financial investments	154,464,652	-		154,464,652
Related party receivables	256,645	-		256,645
Other current assets	166,085	-		166,085
Total current assets	331,203,936	-		331,203,936
Total assets	$331,203,936	$-		$331,203,936
Liabilities and Stockholders' equity
Current:
Accounts payable	$889,594	$1,842,620	(a)	$2,732,214
Related party payables	9,560,773	1,285,720	(a)	10,846,493
Derivative financial instruments	7,267,500	-		7,267,500
Other payables	2,159,603	4,867	(a)	2,164,470
Total current liabilities	19,877,470	3,133,207		23,010,677
Other noncurrent payables	542,809	-		542,809
Total liabilities	20,420,279	3,133,207		23,553,486
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 264,332,132 and 220,000,000 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	264,332	-		264,332
Additional paid-in capital	320,295,756	147,299,899	(b)	467,595,655
Accumulated deficit	(9,776,431)	(150,433,106	)(b)	(160,209,537)
Total stockholders' equity	310,783,657	(3,133,207)		307,650,450
Total liabilities and stockholders' equity	$331,203,936	$-		$331,203,936

Adjustments to Unaudited Condensed Consolidated Balance Sheet:

a) Represents the adjustment described in Item 1 above.

b) Reflects the adjustments described in Items 1, 2, 3, 4, 5, 6 and 7 above.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	As Reported	Restatement Adjustments		As Restated	As Reported	Restatement Adjustments		As Restated
Operating expenses
Research and development	$(9,835,736)	$(581,542)	(c)	$(10,417,278)	$(18,950,423)	$(581,542)	(c)	$(19,531,965)
Selling, general and administrative	(6,512,553)	(9,216,380	)(d)	(15,728,933)	(7,321,319)	(9,725,647	)(d)	(17,046,966)
New Warrants expenses	-	(87,352,000	)(e)	(87,352,000)	-	(87,352,000	)(e)	(87,352,000)
Loss from operations	(16,348,289)	(97,149,922)		(113,498,211)	(26,271,742)	(97,659,189)		(123,930,931)
Change in fair value of derivative liabilities	4,132,525	1,709,975	(f)	5,842,500	4,132,525	1,709,975	(f)	5,842,500
Financial and foreign exchange gain/(loss), net	563,854	-		563,854	986,566	-		986,566
Loss before income taxes	(11,651,910)	(95,439,947)		(107,091,857)	(21,152,651)	(95,949,214)		(117,101,865)
Income tax benefit/(expense)	(129,708)	-		(129,708)	(129,708)	-		(129,708)
Net loss	$(11,781,618)	$(95,439,947)		$(107,221,565)	$(21,282,359)	$(95,949,214)		$(117,231,573)
Net loss per share basic and diluted	(0.05)	(0.38)		(0.43)	(0.09)	(0.41)		(0.50)
Weighted-average number of shares outstanding – basic and diluted	248,989,790	-		248,989,790	234,574,977	-		234,574,977

Adjustments to Unaudited Condensed Consolidated Statements of Operations:

c) Represents the adjustment described in Item 1 above.

d) Includes adjustments described in Items 1, 2, 3 and 4 above.

e) Represents the adjustment described in Item 5 above.

f) This amount is the result of the adjustment described in Item 6 above.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2022
	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(21,282,359)	$(95,949,214)	$(117,231,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Long-term incentive plan expense	(252,728)	-	(252,728)
Carve-out expenses (noncash, contributed from Parent)	952,432	(952,432)	-
Stock-based compensation	1,028,369	907,619	1,935,988
Warrants expenses	(4,132,500)	86,670,182	82,537,682
Interest on financial investments	(464,652)	-	(464,652)
Changes in operating assets and liabilities:
Other assets	(153,512)	6,253,257	6,099,745
Related party receivables	216,083	-	216,083
Accounts payable	730,186	1,842,619	2,572,805
Related party payables	9,560,773	(8,466,652)	1,094,121
Other payables	614,107	1,114,900	1,729,007
Net cash used in operating activities	(13,183,801)	(8,579,721)	(21,763,522)
Cash flows from investing activities:
Purchases of investment securities	(154,000,000)	-	(154,000,000)
Net cash provided by investing activities:	(154,000,000)	-	(154,000,000)
Cash flows from financing activities:
Gross capital contribution	377,009,090	(22,178,838)	354,830,252
Transaction Costs reimbursed to Parent	(47,885,258)	32,131,192	(15,754,066)
Deemed distribution	-	(1,372,633)	(1,372,633)
Net cash provided by financing activities	329,123,832	8,579,721	337,703,553
Increase (decrease) in cash and cash equivalents	161,940,031	-	161,940,031
Cash and cash equivalents at the beginning of the period	14,376,523	-	14,376,523
Cash and cash equivalents at the end of the period	$176,316,554	$-	$176,316,554

Note: The cash flow restatement related adjustments relate primarily to the adjustments noted above that impacted the balance sheet and statement of operations.  Additionally, within financing activities captions there was a reclassification of approximately $22.2 related to Zanite’s transactions costs. Also includes a reclassification of $1.1 million between Related party payables and Other payables, which did not impact Net cash used in operating activities.

The Unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2021 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated due to the identified adjustment described in Item 2 above.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	As Reported	Restatement Adjustments		As Restated	As Reported	Restatement Adjustments		As Restated
Operating expenses
Research and development	$(1,938,812)	$-		$(1,938,812)	$(3,830,463)	$-		$(3,830,463)
General and administrative	(429,467)	(1,276,792	)(g)	(1,706,259)	(757,410)	(1,569,096	)(g)	(2,326,506)
Operating loss	(2,368,279)	(1,276,792)		(3,645,071)	(4,587,873)	(1,569,096)		(6,156,969)
Financial and foreign exchange gain, net	(46,347)	-		(46,347)	(43,873)	-		(43,873)
Loss before income taxes	(2,414,626)	(1,276,792)		(3,691,418)	(4,631,746)	(1,569,096)		(6,200,842)
Income tax benefit (expenses)	-	-		-	-	-		-
Net loss	$(2,414,626)	$(1,276,792)		$(3,691,418)	$(4,631,746)	$(1,569,096)		$(6,200,842)
Net loss per unit basic and diluted	(0.01)	-		(0.02)	(0.02)	-		(0.03)
Weighted-average number of shares outstanding – basic and diluted	220,000,000	-		220,000,000	220,000,000	-		220,000,000

g) Includes adjustments described in Item 2 above.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2021
	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(4,631,746)	$(1,569,096)	$(6,200,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized software	54,063	-	54,063
Long-term incentive plan expense	96,693	-	96,693
Changes in operating assets and liabilities:
Other assets	(11,674)	(2,400,624)	(2,412,298)
Accounts payable	(680,694)	-	(680,694)
Related party payables	-	3,969,720	3,969,720
Other payables	117,550	-	117,550
Net cash used in operating activities	(5,055,808)	-	(5,055,808)
Cash flows from financing activities:
Transfer from Parent	5,055,808	-	5,055,808
Net cash provided by financing activities	5,055,808	-	5,055,808
Increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents at the beginning of the period	-	-	-
Cash and cash equivalents at the end of the period	$-	$-	$-

Supplemental disclosure of other noncash investing and financing activities
Additions to capitalized software transferred by Parent	$232,496	$-	$232,496

Note: The cash flow restatement related adjustments directly relate to the adjustment noted above that also impacted the statement of operations.

Please refer to the Audited Combined Financial Statements of the Urban Air Mobility Business of Embraer S.A. as of and for the years ended December 31, 2021 and 2020, as restated, filed on Form 8-K/A on December 7, 2022, for restatement adjustments impacting the December 31, 2021 consolidated balance sheet.

3.    Summary of Significant Accounting Policies

Basis of Presentation

Prior to the separation from ERJ, Eve Sub has historically operated as part of ERJ and not as a standalone company. The audited combined financial statements as of and for the year ended December 31, 2021, and for periods prior to December 31, 2021, have been derived from ERJ and EAH historical accounting records and are presented on a carve-out basis. As of January 1, 2022, Eve Sub began accounting for its financial activities as an independent entity.

The balances of Eve Soluções de Mobilidade Aérea Urbana Ltda. ("Eve Brazil"), a direct wholly-owned subsidiary of Eve, that were recorded in a foreign currency, were converted/translated into its functional currency, the US dollar, before being presented on the consolidated financial statements.

ERJ started charging the UAM business related R&D and G&A expenses to Eve through the Master Service Agreement (the "MSA") and Shared Service Agreement (the "SSA"). Therefore, there was no need to continue carving out expenses from ERJ and EAH.

All intercompany transactions’ balances between Eve Sub, and Eve Brazil (collectively, the "Eve Entities") were eliminated.

Until the Closing date, the unaudited condensed consolidated financial statements of Eve Sub reflect the assets, liabilities, and expenses that management determined to be specifically attributable to Eve Sub, as well as allocations of certain corporate level assets, liabilities and expenses, deemed necessary to fairly present the financial position, results of operations and cash flows of Eve, as discussed further below. Management believes that the assumptions used as basis for the allocations of expenses, direct and indirect, as well as assets and liabilities in the unaudited condensed consolidated financial statements are reasonable. However, these allocations may not be indicative of the actual amounts that would have been recorded had Eve operated as an independent, publicly traded company for the periods presented.

Prior to May 9, 2022, as a part of ERJ, Eve Sub was dependent upon ERJ for all of its working capital and financing requirements, as ERJ uses a centralized approach to cash management and financing its operations. Accordingly, cash and cash equivalents, debt or related interest expense have not been allocated to Eve its the unaudited condensed consolidated financial statements. Financing transactions related to Eve were accounted for as a component of Net Parent Investment in the unaudited consolidated balance sheets and as a financing activity on the accompanying unaudited condensed consolidated statements of cash flows.

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Change in carve-out methodology

The carve-out methodology was used since Eve Sub’s inception in 2017 until the Closing date. Thus, after May 9, 2022, no carve-out amounts were included in Eve’s financial statements.

As of the Closing, ERJ concluded that all the assets and liabilities of Eve Sub were contributed by ERJ. No other assets or liabilities are evaluated to be attributable to Eve Sub, eliminating the necessity to allocate a portion of ERJ’s assets and liabilities to Eve on a carve-out basis. Thus, Management deemed it to be more appropriate to adopt a legal entity approach as of January 1, 2022, rather than a management approach.

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

On December 14, 2021, the Company signed with ERJ the MSA and the SSA, through which ERJ charges Eve Sub for a significant part of the expenses Eve Sub was previously carving out. As previously explained, only a minor portion of Eve’s expenses, comprised of general overhead expenses, were allocated to Eve in order to better present its results in a stand-alone basis. For additional discussion of the MSA and SSA, refer to Note 5 Related Party Transactions.

Since the financial activities from the MSA and SSA signature date to December 31, 2021 were immaterial, Management chose to continue with the management approach for all of the year ended December 31, 2021 and to use the legal entity approach beginning January 1, 2022. Management continued to use the legal entity approach until the Business Combination was consummated on May 9, 2022 (i.e. after this date no carve-out amounts were added to Eve's financial statements). The Company has recorded the impacts of the balance sheet adjustment (i.e. separation-related adjustment) for the change in methodology as adjustments to the January 1, 2022 beginning balance sheet and not as a period activity attributable to the six-month period ended June 30, 2022. The January 1, 2022 beginning balance sheet adjustments from the December 31, 2021 balances were as follows:

Separation-related adjustments

	As of December 31,	Separation-Related	As of January 1,
	2021	Adjustment	2022
Assets	(as restated)		(as restated)
Current:
Cash and equivalents	$14,376,523	$(8)	$14,376,515
Related party receivables	220,000	-	220,000
Other current assets	6,274,397	(8,567)	6,265,830
Total current assets	20,870,920	(8,575)	20,862,345
Capitalized software, net	699,753	(699,753)	-
Total assets	$21,570,673	$(708,328)	$20,862,345
Liabilities and Net Parent Equity
Current:
Accounts payable (as restated)	877,641	(718,232)	159,409
Related party payables (as restated)	8,642,340	1,110,032	9,752,372
Derivative financial instruments	32,226	(32,226)	-
Other payables (as restated)	616,156	(94,361)	521,795
Total current liabilities	10,168,363	265,213	10,433,576
Other noncurrent payables	702,921	(297,921)	405,000
	10,871,284	(32,708)	10,838,576
Net parent equity
Net parent investment	10,731,615	(707,846)	10,023,769
Accumulated other comprehensive income/ (loss)	(32,226)	32,226	-
Total net parent equity	10,699,389	(675,620)	10,023,769
Total liabilities and net parent equity	$21,570,673	$(708,328)	$20,862,345

Management considers the legal entity approach to be the most meaningful representation of Eve’s standalone carve-out financial statements.

The change in the carve-out approach impacted the unaudited condensed consolidated statements of cash flow until May 9, 2022. Amounts that were previously presented as Transfer from Parent are now presented as a noncash item contributed by the Parent.

For periods ended as of or prior to December 31, 2021, the unaudited condensed consolidated financial information includes both direct and indirect expenses. The historical direct expenses consist primarily of personnel-related costs (including salaries, labor taxes, profit sharing program, benefits, short and long-term incentive) of research and development employees directly involved in UAM activities, research expenses, facilities depreciation and others. The indirect expenses consist of personnel-related costs (including salaries, labor taxes, profit sharing program, benefits, short and long term incentive) allocated to Eve and general and administrative overhead, including expenses for information systems, accounting, other financial services (such as treasury, audit and purchasing), human resources, legal, and facilities, allocated as per headcount of employees exclusively involved in UAM activities compared to the total headcount of all ERJ employees or using an expense input comparing the total R&D expenses of Eve against the total R&D expenses of ERJ’s market accelerator and disruptive business innovation company, EmbraerX. Eve has calculated its income tax amounts using a separate return methodology and it has presented these amounts as if it were a separate taxpayer from ERJ and EAH.

For periods ended as of or prior to December 31, 2021, the unaudited condensed consolidated balance sheets of Eve also include other assets, capitalized software, accounts payable and other payables that were allocated on a specific identification basis. Derivative instruments used to hedge the salaries for employees directly involved in UAM activities were allocated by comparing the salaries of these employees in Brazilian reais (“BRL” or “R$”) against the total employees’ salaries of ERJ in BRL, and for employees not directly involved in UAM activities the expense input approach using R&D metrics, noted above, was used to allocate the Derivatives instruments. Incentive payments received in advance, which were related to service arrangements to process employee payroll were allocated based on a headcount proportion basis.

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

Functional and reporting currency

Management has concluded that the US dollar ("USD") is the functional and reporting currency of Eve. Therefore, the condensed consolidated financial statements that were derived from Eve entities’ financial statements are presented in USD.

The foreign currency gains and losses are related to transactions with suppliers recognized in the functional currency, USD, but settled in BRL. The impacts were recognized in “Financial and foreign exchange gain/ (loss), net” within the consolidated statements of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and judgments that affected the reported amounts of assets and liabilities and allocations of expenses. These judgments were based on the historical experience, management’s evaluation of trends in the industry and other factors that were deemed relevant at that time. The estimates and assumptions were reviewed on a regular basis and the changes to accounting estimates were recognized in the period in which the estimates were revised. The Company’s management recognize that the actual results could be materially different from the estimates. Until December 31, 2021, under the management approach, the significant estimates inherent in the preparation of the unaudited condensed consolidated financial statements include, but are not limited to, useful lives of capitalized software, net, accrued liabilities, income taxes including deferred tax assets and liabilities. Under the legal entity approach, the significant estimates include, but are not limited to the New Warrants measurement, the allocation of expenses paid ERJ and EAH, fair value measurement and income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and highly liquid short-term investments, usually maturing within 90 days of the investment date, readily convertible into a known amount of cash and subject to an insignificant risk of change in value.

Financial Investments

Our financial investments consist in time deposits (investment available in USD, in which a determined amount is invested for a period of time with a fixed interest rate) with maturity dates over 90 days.

Fair Value Measurements

Eve applies the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which sets out a framework for measuring fair value and required disclosures about fair value measurements. The provisions of ASC 820 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring and nonrecurring basis. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the standard establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The carrying amounts of the Company’s other assets, related party receivables and payables, accounts payables and other payables, except for the long-term incentive plan, advances from customers and the derivative financial instruments, approximate fair value due to the short-term nature of these instruments. The fair value of the liabilities related to the long-term incentive plan included in other payables was determined using the Level 1 inputs. The fair value of the derivative instruments, accounted for based on hedge accounting (see below), was determined using the Level 2 or Level 3 inputs. The fair value of the warrants was determined using Level 1 input except for certain warrants whose fair value was estimated based on Level 2 inputs.

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

The Company only enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, Eve formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive loss and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

Long-term incentive plan

Until December 31, 2021, Eve carved-out certain amounts related to the ERJ long-term incentive plan ("LTIP"). The LTIP plan has the objective of retaining and attracting qualified personnel who will make an effective contribution to Eve’s future performance. The plan is a cash-settled phantom shares plan, in which the amounts attributed to the services provided by the participants are converted into virtual share units based on the market value of ERJ’s shares. At the end of the acquisition period the participant receives the quantity of virtual shares converted into BRL, at the shares’ current market value. Eve recognizes the obligation during the acquisition period (quantity of virtual shares proportional to the period) in the same group as the participant’s normal remuneration. This obligation is presented within the line-item entitled “Other payable,” and the fair value is calculated based on the market price of the shares and recorded as “General and administrative” expenses in the unaudited condensed consolidated statements of operations.

As of June 30, 2022, Eve has assumed obligations under the LTIP towards certain employees transferred from ERJ to Eve.

Eve has its own remuneration plan, the 2022 Stock Incentive Plan, which grants its employees, management and, officers restricted stock units (RSUs) of our common stock. We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees, management, and non-employees to be based on the grant date fair values of the awards. We estimate the fair value of share options with market conditions using the Monte Carlo simulation option-pricing model. The fair value of the RSU's without market conditions equals Eve's share price on the grant-date. The fair value of awards are recognized as expense over the requisite service period on a straight-line basis. Determining the grant date fair value of the awards using the Monte Carlo option-pricing models requires management to make assumptions and judgments, including but not limited to the following:

Stock price – for all RSUs, the underlying stock price is based on the closing price as of the grant date;

Vesting period — The estimate of the expected term of performance conditions is determined based on management’s best estimate of when the milestones will be achieved. As of May 9, 2022, milestones of certain tranches had already been met, thus, no estimation was necessary. Also, there are RSUs which becomes vested by the time certain market conditions are achieved (e.g., Eve reaches certain market capitalization established on RSUs contracts).

Expected volatility — Since Eve’s stock has only been publicly traded on NYSE since May 2022, there is insufficient historical data on the volatility of Eve's common stock. Therefore, the expected volatility was estimated considering the average volatility of comparable publicly listed companies’ stocks and the expected volatility implied on the Company's public warrants traded on NYSE.

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

As of June 30, 2022, Eve has granted six tranches of its 2022 Stock Incentive Plan (Granted Tranches). Four of the Granted Tranches have performance conditions only, one has service conditions only and one has market and service conditions.

For awards with market conditions below are the following assumptions used in the fair value measurement:

May 9,
2022
(as restated)
Share Price (SO) - US$	$11.32
Maturity Date	05/09/27
Time (T) - Years	4.98
Strike Price (X)	$-
Risk-free Rate (r)	2.95%
Volatility (σ)	47.17%
Dividend Yield (q)	0.00%
RSU Value (US$)	$17.01

Research and Development (R&D)

R&D efforts are focused on design and development of our eVTOL, UATM and Service and Support projects to achieve manufacturing and commercial stage. Under U.S. GAAP, R&D costs are expensed as incurred and are primarily comprised of personnel-related costs (including salaries, labor taxes, profit sharing program, benefits, short and long-term incentive) for employees focused on R&D activities, supplies and materials costs. Until December 31, 2021 most of these expenses were carved-out from ERJ. Effective January 1, 2022, ERJ started charging Eve Sub for most of such costs under the MSA (see Note 5 for more details about the MSA).

Selling, General and Administrative

Until December 31, 2021, general and administrative expenses primarily consisted of allocated expenses from ERJ and EAH of personnel-related costs (including salaries, labor taxes, profit sharing program, benefits, short- and long-term incentives), information systems, accounting, other financial services (such as treasury, audit and purchasing), human resources, legal, facilities, and other corporate expenses. Prior to December 31, 2021, such expenses were allocated to the UAM Business based on the most relevant allocation method for the services provided, primarily based on headcount of employees exclusively involved in the UAM Business’ activities compared to the total headcount of all ERJ employees as these measures reflect the historical utilization levels.

Effective January 1, 2022, most of selling, general and administrative expenses were incurred by Eve entities.

Selling expenses consist of personnel expenses, including salaries, benefits, contractor and travel expenses aiming the UAM business development and to support our commercialization efforts.

The total amounts of these allocations from the parent company were $613,040 and $339,503 for three-month period ended June 30, 2022 and 2021, respectively, and $711,624 and $620,131 for the six-month period ended June 30, 2022 and 2021, respectively. They were recorded as "Selling, general and administrative" expenses in the unaudited condensed consolidated statements of operations.

Beginning on January 1, 2022, selling, general and administrative expenses are mostly comprised of Eve's own expenses.

Expenses related to the Transaction Costs contributed by ERJ and EAH were also recognized as selling, general and administrative expenses.

New Warrants expenses (as restated)

Eve issued or agreed to issue New Warrants to potential customers, financiers and suppliers. See more details in Note 10. The New Warrants exercisable upon the Closing of the transaction were recognized by Eve at their respective fair values upon Closing as an operating expense (since Eve has no current revenue or binding contracts in place). The initial recognition of these warrants amounted $87,352,000 and since they are equity classified no subsequent remeasurement is required.

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

Segments

Operating segment information is presented in a manner consistent with the internal reports provided to the Chief Operating Decision Makers (“CODMs”). The CODMs, who are responsible for allocating resources among and assessing the performance of the operating segments and for making strategic decisions, are Eve’s Co-Chief Executive Officers. Given Eve’s pre-revenue operating stage, it currently has no concentration exposure to products, services or customers. Eve has determined that it currently operates in three different operating and reportable segments as the CODMs assess the operation results by the different R&D projects, as follows:

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

Service and Support: a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Our services will be offered on an agnostic basis – supporting both our eVTOL and those produced by third-parties. We expect to leverage the global support network of ERJ to deploy our eVTOL services in an efficient, cost-effective and scalable manner.

The CODMs receive information related to the operating results based on the directly attributable cost by each R&D project. As Eve Sub was operated within the ERJ corporate infrastructure, the indirect costs were not included in the information analyzed by the CODMs. Assets information by segment is not presented to the CODMs. The information provided to the CODMs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Segments	2022	2021	2022	2021
	(as restated)	(as restated)	(as restated)	(as restated)
eVTOL
Research and development expenses	$(8,180,999)	$(1,680,380)	$(15,885,150)	$(3,391,454)
UATM
Research and development expenses	(1,365,309)	(258,432)	(2,775,845)	(439,009)
Service and Support
Research and development expenses	(870,970)	-	(870,970)	-

Total allocated expenses	(10,417,278)	(1,938,812)	(19,531,965)	(3,830,463)
Unallocated amounts
Selling, general and administrative/New Warrants expenses	(103,080,933)	(1,706,259)	(104,398,966)	(2,326,506)

Loss from operations	$(113,498,211)	$(3,645,071)	$(123,930,931)	$(6,156,969)

Basic and Diluted Net Loss per Common Stock

In connection with the Closing, all the issued and outstanding Zanite shares of Class A common stock, including the shares of Class A common stock issued to the PIPE Investors, were converted into, on a one-for-one basis, shares of common stock of Eve. In addition, the Company has also entered into warrant agreements with certain of the Strategic PIPE Investors, pursuant to which, and subject to the terms and conditions of each applicable warrant agreement, the Company has agreed to issue to the Strategic PIPE Investors warrants to purchase an aggregate amount of (i) 18,650,000 shares of common stock with an exercise price of $0.01 per share, (of which 800,000 shares of common stock of Eve were purchased at the Closing, for an aggregate purchase price of $8,000), (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share.

Basic net loss per common stock excludes dilutive units and is computed by dividing net loss attributable to shareholders by the weighted average number of common stock outstanding during the period.  Diluted net loss per common stock reflects the potential dilution that would occur if securities were exercised or converted into common stock. The effects of any incremental potential common stock are excluded from the calculation of loss per common stock if their effect would be anti-dilutive.

Eve monitors the weighted average market price of its shares to assess if the outstanding liability classified warrants must be included as per the treasury stock method. The quantity of warrants is considered for the diluted earnings per share calculation to the extent they are “in-the-money” and their effect is dilutive.

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

4.    Cash and cash equivalents

	As of June 30,	As of December 31,
	2022	2021
Cash	$92,824,351	$14,131,396
	92,824,351	14,131,396
Cash equivalents
Private securities (i)	2,363,682	245,127
Fixed term deposits (ii)	81,128,521	-
	83,492,203	245,127
	$176,316,554	$14,376,523

(i)	Applications in Bank Deposit Certificates ("CDB’s"), issued by financial institutions in Brazil, available for redemption in up to 90 days.
(ii)	Fixed term deposits in US Dollars with original maturities of 90 days or less.

5.    Related Party Transactions (as restated)

Relationship with ERJ

Prior to the Closing of the transaction with Zanite, Eve Sub was managed, operated, and funded by ERJ. Accordingly, certain shared costs have been allocated to Eve and reflected as expenses in Eve's stand-alone unaudited condensed consolidated financial statements. The expenses reflected in the unaudited condensed consolidated financial statements may not be indicative of expenses that will be incurred by Eve in the future.

a)     Corporate costs

ERJ incurred corporate costs for services provided to the UAM Business. These costs include expenses for information systems, accounting, other financial services such as treasury, external audit, purchasing, human resources, legal, and facilities.

Until December 31, 2021, a portion of these costs that benefited the UAM Business, was allocated to the UAM Business using a pro-rata method based on R&D project related costs, headcount, or other measures that management believes are consistent and reasonable.

Effective January 1, 2022, ERJ started charging Eve Sub for administrative services under the SSA (see more details below). Additionally, from January 1, 2022, until the Closing date, Eve kept carving-out certain corporate costs.

After the Closing, ERJ, EAH and other related parties started charging Eve for the costs that benefited the Company. The charges include the amounts that were previously carved-out from January 1, 2022, until the Closing date, plus amounts incurred after the Closing date. The corporate costs included in the unaudited condensed consolidated statement of operations were approximately $1,493,316 and $757,410 for the six months ended June 30, 2022, and 2021, respectively, and $731,115 and $429,467 for the three months ended June 30, 2022, and 2021, respectively, and were included into SG&A and R&D expenses for each of the periods as follows:

	Three Months ended June 30,	Six Months ended June 30,
	2022	2022
SG&A	$483,330	$930,046
R&D	247,785	563,270
	$731,115	$1,493,316

b)     Transaction Costs (as restated)

During the three and six months periods ended on June 30, 2022 and on June 30, 2021, both ERJ and EAH paid for certain costs attributable to the UAM business (Transaction Costs). The Transaction Costs comprise but were not limited to, costs associated with lawyers, bankers, consulting and auditing services with the objective to effectuate the transaction with Zanite, as described in Note 1.

Management analyzed the nature and timing of the costs to determine whether they were i) directly related to the carve-out structuring and reporting preparation, ii) directly related to the anticipated closing of the transaction with Zanite, or iii) weren’t related to either of the aforementioned. Through June 30, 2022, the Transaction Costs that benefited Eve amounted $24.3 million (including amounts incurred in 2021).

Transaction Costs directly related to the anticipated Closing of the Transaction with Zanite amounted $21.4 million. Out of this amount, $15.7 million were recorded as reduction of the proceeds raised from issuance of common stock and $5.7 million were expensed.

Transaction Costs related to neither to the carve-out preparation nor to the transaction with Zanite were fully expensed during 2021. These costs amounted to $0.5 million, being $0.4 million during the three months period ended June 30, 2021, and $0.1 million during the three months period ended March 31, 2021.

The remaining Transaction Costs of $2.4 million were incurred for the preparation and the audit of the carve-out financial and were directly related to the carve-out preparation. Out of this amount, $1.9 million was expensed in 2021 and $0.5 million for the six months period ended on June 30, 2022.

As a result of the explained above, the total impact to the statement of operations was $8.6 million broken down per period as follows:

  for the six months period ended June 30, 2021, was $1.6 million.
  for the six months period ended December 31, 2021, was $0.8 million.
  for the six months period ended June 30, 2022, was $6.2 million.

For the three months periods ended June 30, 2022, and June 30, 2021, the expense amounts were $5.7 million and $1.3 million, respectively.

The Transaction Costs total amount was reimbursed by Eve to ERJ and EAH upon Closing. The Transaction Costs reimbursed to Zanite decreased the proceeds raised from the issuance of common stock.

c)    Cash Management and Financing

Eve is responsible for managing its own cash which was originally comprised of the $15 million of capital contribution made by ERJ in July 2021 upon the formation of the legal entity.

Upon the Closing, Eve received more than $300 million in cash.

d)     Master Service Agreement and Shared Service Agreement

In connection with the transfer of the UAM Business to Eve Sub, ERJ and Eve Sub entered into a MSA and SSA on December 14, 2021. The initial terms for the MSA and SSA are 15 years. The MSA can be automatically renewed for additional successive one-year periods. The MSA has established a fee to be charged by ERJ to Eve so that Eve may be provided with access to ERJ’s R&D and engineering department structure, as well as, at Eve's option, the ability to access manufacturing facilities in the future. The SSA has established a cost overhead pool to be allocated, excluding any margin, to Eve so that Eve may be provided with access to certain of ERJ’s administrative services and facilities which are commonly used across the ERJ business such as back-office shared service centers. In addition, on December 14, 2021, Eve Sub entered into a master service agreement with Atech Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) and wholly-owned subsidiary of ERJ (“Atech”), for an initial term of 15 years (the "Atech MSA"). Fees under the Atech MSA are charged to Eve for services related to Air Traffic Management, defense systems, simulation systems, engineering and consulting services.

As of June 30, 2022, there is an outstanding related party payable of $10,846,493 of which $8,500,315 and $150,293  are related to the MSA and SSA, respectively. During the three and six months ended June 30, 2022 Eve has incurred cost in the amount of $8,492,772, of which $8,329,133 is in relation to the MSA and $163,649 is in relation to the SSA, and $15,957,006 of which $15,665,298 is in relation to the MSA and $291,708 is in relation to the SSA, respectively.

Fees and Expenses in connection with the MSA are set to be payable within 45 days of receipt by Eve of an invoice from ERJ together with documentation supporting the fees and expenses set forth on such invoice. Costs and expenses incurred in connection with the provision of shared services to Eve pursuant to the SSA are set to be payable within 45 days of receipt by Eve. All payments and amounts are due or paid in US Dollars and are recognized in the Related party payable caption.

e)    Related party receivables/payables

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

As of June 30, 2022, there is an outstanding related party receivable balance of $256,645, of which $252,728 relates to ERJ's LTIP. As of June 30, 2022, there is an outstanding related party payable of $10,846,493, of which $589,852 is reimbursement for marketing expenses, $320,313 is reimbursement for payroll expenses and insurance, and $1,285,720 are amounts payable to EAH and other related parties, the remaining balance is for MSA and SSA, as stipulated above in section (d).

f)   Royalty-free licenses

The agreements with ERJ also allow Eve to access royalty-free license to ERJ's background intellectual property to be used within the UAM market.

See below a summary of related party balances and the impacts in the results:

	As of June 30, 2022		As of December 31, 2021
	Assets	Liabilities	Assets	Liabilities
	(as reported)	(as restated)	(as reported)	(as restated)
ERJ	$256,645	$8,775,560	$220,000	$-
EAH	-	1,480,566	-	8,642,340
Atech	-	464,900	-	-
Other related parties	-	125,467	-	-
Total	$256,645	$10,846,493	$220,000	$8,642,340

	Operating results - Three Months ended June 30,		Operating results - Six Months ended June 30,
	2022	2021	2022	2021
	(as restated)	(as restated)	(as restated)	(as restated)
ERJ	$7,872,317	$-	$14,582,415	$-
EAH	5,888,279	1,276,792	6,398,458	1,569,096
Atech	620,455	-	1,374,591	-
Other related parties	96,953	-	125,467	-
Total	$14,478,004	$1,276,792	$22,480,931	$1,569,096

6.    Other Current Assets

Other current assets are comprised of the following:

	June 30,	December 31,
	2022	2021
		(as restated)
Deferred Transaction Cost(i)	$-	$6,253,257
Advances to employees(ii)	129,107	17,063
Other current assets(iii)	36,978	4,077
Total	$166,085	$6,274,397

(i)     Refers to the deferral of the Transaction Costs as of December 31, 2021. After the Closing the deferred Transaction Costs were either expensed or recorded as reduction of the proceeds raised from issuance of common stock.

(ii)    Refers to remuneration related advances.

(iii)   Refers to federal withholding taxes and recoverable income taxes.

7.    Capitalized software, net

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
(ii)

As a result of the change in the carve-out methodology from management approach to legal entity approach, the capitalized software balance presented on December 31, 2021, is no longer presented in this unaudited condensed combined consolidated financial statement. The costs associated with software licenses used by the UAM Business will be charged by ERJ to Eve as part of the MSA and SSA. Refer to Note 3 for further information on the change in the carve-out methodology.

Effective during the quarter ended March 31, 2022, the amortization of the intangible assets that are used by the ERJ's teams to support Eve is being charged through the MSA and SSA.

8.     Warrant liabilities

Before the Closing, Zanite had issued 11,500,000 redeemable warrants included in the units sold in the initial public offering (the "Public Warrants") and 14,250,000 redeemable warrants in private placements (the "Private Placement Warrants").

The exercise period of the Public and Private Placement Warrants started 30 days after the Closing (i.e., June 8, 2022) and will terminate on the earlier to occur of: (x) at 5:00 p.m., New York City time on the date that is five years after the Closing date, (y) the liquidation of the Company, or (z) the date fixed by the Company to redeem all of the warrants.

Upon the Closing, all shares of Zanite Class A and Class B common stock were converted into, on a one-for-one basis, shares of common stock of Eve. As such, in a hypothetical change-in-control scenario, all holders of the stocks would receive cash. Additionally, the Public Warrants are indexed to the Company's own stock. Thus, the Public Warrants were reclassified to equity.

Each Private Placement Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, to be exercised only for a whole number of shares of our common stock. The Private Placement Warrants became exercisable 30 days after the Closing (i.e., June 8, 2022), provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Private Placement Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Private Placement Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder.

The Private Placement Warrants have similar terms as the Public Warrants, except for the fact that the Public Warrants are redeemable by the Company for cash at a price of $0.01 per Public Warrant if the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 -trading day period ending three business days before we send to the notice of redemption to the warrant holders. The Public Warrants may be exercised at any time after notice of redemption is given by the Company and prior to the Redemption Date. The Private Placement Warrants are not subject to the $0.01 cash redemption feature, but will be when the Private Placement Warrants are transferred to a third party not affiliated with the Sponsor (referred to as a non-permitted transferee) and become Public Warrants. When this occurs, the calculation of the settlement amount of the Private Placement Warrants changes.

Since the settlement amount depends solely on who holds the instrument, and this is not an input to the fair value of a fixed-for-fixed option or forward on equity shares, this provision causes the Private Placement Warrants to fail the indexation guidance of ASC 815-40. Thus, the Private Placement Warrants are liability classified.

 Refer to the Note 16 for more information about the all warrants’ measurement.

9.    Other Payables

Other Payables are comprised of the following items:

	June 30,	December 31,
	2022	2021
	(as restated)	(as reported)
Provision for profit sharing program (i)	$780,127	$59,855
Accruals related to payroll (ii)	696,710	455,392
Advances from customers (iii)	405,000	405,000
Social charges payable (iv)	398,074	163,384
Long-term incentive (v)	164,290	183,041
Income tax payable	129,708	-
Other payable	133,370	52,405
Total	$2,707,279	$1,319,077
Current portion	$2,164,470	$616,156
Non-current portion	$542,809	$702,921

(i)    Refers to accruals payable to the employees under the profit sharing programs.

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

10.    Stockholders’ equity

The Company’s common stock and warrants trade on the NYSE under the symbol “EVEX” and “EVEXW”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 264,332,132 and 220,000,000 shares of common stock issued and outstanding as of June 30, 2022 and 2021, respectively. The Company has retroactively adjusted the shares issued and outstanding prior to May 9, 2022 to give effect to the exchange ratio.

Preferred stock may be issued at the discretion of the Company's Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware, and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers and directors, and in certain instances may be used as an antitakeover defense. As of June 30, 2022 and December 31, 2021, there was no preferred stock issued and outstanding.

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

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

The Company had reserved common stock for future issuance as follows:

2022 Stock Incentive Plan (i)	8,730,000
Shares underlying Private Placement Warrants	14,250,000
Shares underlying Public Warrants	11,500,000
Shares underlying New Warrants	34,850,000

(i)	For more details about the 2022 Stock Incentive Plan refer to Note 3.

Public Warrants

Each Public Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, to be exercised only for a whole number of shares of our common stock. The Public Warrants became exercisable 30 days after the Closing (i.e., on June 8, 2022), provided that we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants expire five years after the Closing or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, we may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

New Warrants (as restated)

In addition to the Public Warrants and the Private Placement Warrants, the Company has also entered into warrant agreements with certain of the strategic private investment in public equity investors ("Strategic PIPE Investors"), pursuant to which, and subject to the terms and conditions of each applicable warrant agreement, the Company has issued or has agreed to issue to the Strategic PIPE Investors warrants (the "New Warrants") to purchase an aggregate amount of (i) 18,650,000 shares of common stock with an exercise price of $0.01 per share, (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share. New Warrants exercisable for 26,550,000 shares of common stock were issued and vested on the Closing date (of which, New Warrants exercisable for 800,000 shares of common stock were exercised on the Closing Date) and New Warrants exercisable for 9,100,000 shares of common stock may be issued and vest subject to certain triggering events.

For the New Warrants subject to certain triggering events, the issuance and vesting of such warrants occurs upon the achievement of certain UAM Business milestones (which milestones include, as applicable, (a) receipt of the first type certification for eVTOL in compliance with certain airworthiness authorities, (b) receipt of the first binding commitment from a third party to purchase eVTOL jointly developed by ERJ and a certain Strategic Investor for the defense and security technology market, (c) the eVTOL’s successful entry into service, (d) the completion of the initial term of a certain engineering services agreement to be entered into with a certain Strategic Investor (e) receipt of binding commitments from certain Strategic Investors for an aggregate of 500 eVTOL's, (f) receipt of an initial deposit to purchase 200 eVTOL's from a  certain Strategic Investor, (g) the mutual agreement to continue to collaborate beyond December 31, 2022 with a certain Strategic Investor and (h) the time at which ten vertiports that have been developed or implemented with the services of a certain Strategic Investor have entered operation or are technically capable of entering operation).

The New Warrants issuable pursuant to the Strategic Warrant Agreements can be categorized as Penny Warrants, which are warrants with an exercise price of $0.01 per share, or Market Warrants, which are warrants with an exercise price of $15.00 per share or $11.50 per share. The Penny Warrants have been issued, or are issuable in accordance with the terms of the Strategic Warrant Agreements, to certain Strategic PIPE Investors in connection with potential future commercial partnerships and the achievement of related commercial milestones. Of the existing Penny Warrants, certain of such warrants (a) were issued at Closing to such Strategic PIPE Investors in their capacities as potential future customers and suppliers, and became vested without any exercise contingencies;  (b) were issued at Closing to such Strategic PIPE Investors in their capacities as future potential suppliers, but which do not vest and become exercisable until the achievement of certain contingencies; and (c) are issuable to such Strategic PIPE Investors in their capacities as potential future customers and suppliers upon the satisfaction of certain specified conditions. The Market Warrants were issued at the Closing and vested immediately. There are no contingencies involved to exercise the Market Warrants.

Because the cash received for the common shares and New Warrants is significantly different from their fair value , Management considers such warrants to have been issued other than at fair market value. Accordingly, such warrants represent units of account separate from the shares of common stock that were issued to the Strategic PIPE Investors in connection with their respective PIPE Investments and therefore require separate accounting treatment.

Terms related to the issuance and exercisability of the New Warrants differ among the Strategic PIPE Investors, and each New Warrant is independently exercisable such that the exercise of any individual warrant does not depend on the exercise of another. As such, Management has concluded that all New Warrants meet the criteria to be legally detachable and separately exercisable and therefore freestanding.

The New Warrants were classified, measured and recognized as an expense, on the Closing date, by the Company as follows:

(a) Potential lender/financier: The New Warrants issued to potential lender/financier counterparties, which do not contain exercise contingencies, were determined to be within the scope of ASC 815 and equity-classified with the fair value at the issuance date recognized as New Warrants expense. As long as these warrants continue to be classified as equity, subsequent changes in fair value are not recognized.

(b) Potential customers: The New Warrants issued or issuable to potential customers of Eve were determined to be within the scope of ASC 718 for classification and measurement and ASC 606, Revenue from Contracts with Customers, for recognition. Under ASC 718, they were determined to be equity-classified. These New Warrants can be separated into two categories: (i) contingently issuable warrants (the “Contingent Warrants”) and (ii) warrants that immediately vested upon Closing (“Vested Warrants”). The Contingent Warrants are measured at fair value on the grant date and will be recognized as variable consideration (a reduction of revenue) under ASC 606 when and if there are related revenue transactions or as New Warrants expense if there are not yet related revenue transactions.  To date, there has been no recognition of expense related to the Contingent Warrants. The Vested Warrants were accounted for akin to a non-refundable up front payment to a potential customer and were recognized as New Warrants expense since Eve has no current revenue or binding contracts in place).

(c) Potential suppliers: The New Warrants issued or issuable to potential suppliers of Eve, which are subject to the satisfaction of certain specified conditions, are accounted for as non-employee awards under ASC 718 and were determined to be equity-classified. The fair value of these warrants will be recognized as expense as products and/or services are received from the suppliers as if Eve paid cash for the respective transactions.

The Company’s New Warrants were measured at fair value on the grant date of May 9, 2022. The New Warrants with an exercise price of $0.01 have their fair values calculated taking Eve’s share price and subtracting $0.01. The New Warrants with an exercise price of $11.50 is estimated using the publicly traded Public Warrants since the terms are similar (see Note 16). The fair value of the New Warrants with an exercise price of $15.00 is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company used a modified Black-Scholes model to value the New Warrants with an exercise price of $15.00.

May 9,
Market Warrants with exercise price of $15.00	2022
Share Price (S0)	$11.32
Maturity Date	12/31/25
Time (T) - Years	3.63
Strike Price (X)	$15.00
Risk-free Rate (r)	2.85%
Volatility (σ)	7.93%
Dividend Yield (q)	0.00%
Warrant Value	$0.11

11.    Derivative Financial Instruments

As discussed in Note 3, Change in carve-out methodology section, derivative financial instrument previously carved-out was not contributed to Eve. Additionally, until June 30, 2022, Eve has not contracted any derivative financial instrument for hedge purposes.

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

As of December 31, 2021, the fair value of derivative financial instruments was recognized as an asset in the amount of US$32,226.

The effect of derivative instruments on the statements of income as shown per the table below:

Derivatives in cash flow hedging relationships	Amount of gain (or loss) recognized in OCI on derivative (effective portion)	Location of gain (or loss) reclassified from AOCI into income (effective portion)	Amount of gain (or loss) reclassified from AOCI into income (effective portion)
Three-month ended June 30, 2022
Zero-cost collar	$-	General and administrative	$-
Three-month ended June 30, 2021
Zero-cost collar	$50,195	General and administrative	$6,191

Derivatives in cash flow hedging relationships	Amount of gain (or loss) recognized in OCI on derivative (effective portion)	Location of gain (or loss) reclassified from AOCI into income (effective portion)	Amount of gain (or loss) reclassified from AOCI into income (effective portion)
Six-month ended June 30, 2022
Zero-cost collar	$-	General and administrative	$-
Six-month ended June 30, 2021
Zero-cost collar	$(911)	General and administrative	$6,191

12.   Financial and foreign exchange gain, net

See below the breakdown of financial and foreign exchange results:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Financial Income:
Interest on cash and cash equivalents and financial investments	$(824,567)	$-	$(887,948)	$-
Taxes over financial revenue	7,325	-	7,700	-
Other	1,829	-	1,793	-
Total financial income	(815,413)	-	(878,455)	-
Financial expenses:
Tax over financial transactions (IOF)	3,496	-	24,668	-
Other	839	-	1,056	-
Bank fees	279	-	771	-
Total financial expenses	4,614	-	26,495	-

Financial income/(expenses), net	$(810,799)	$-	$(851,960)	$-

The monetary and foreign exchange are comprised of the following items:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Monetary and foreign exchange variations
Assets:
Cash and cash equivalents and financial investments	$371,053	$-	$(90,753)	$-
Other	9,783	-	(1,438)	-
Trade accounts receivable and contract assets	2,633	-	299	-
Tax credits	3,073	-	2,308	-
	386,542	-	(89,584)	-
Liabilities:
Suppliers	(64,203)	-	(51,627)
Taxes and charges payable	(8,855)	-	(4,513)	-
Other payables	(5,900)	46,347	(556)	43,873
Provisions	(60,639)	-	11,674	-
	(139,597)	46,347	(45,022)	43,873
Foreign exchange gain (loss), net	$246,945	$46,347	$(134,606)	$43,873

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Financial income/(expenses), net	$(810,799)	$-	$(851,960)	$-
Foreign exchange gain (loss), net	246,945	46,347	(134,606)	43,873
Financial and foreign exchange gain, net	$(563,854)	$46,347	$(986,566)	$43,873

13.   Research and Development

R&D expenses are comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as restated)	(as restated)	(as restated)	(as restated)
Outsourced service (i)	$8,812,089	$374,634	$16,957,952	$833,051
Employees’ compensation	1,554,360	1,415,078	2,310,728	2,777,355
Other expenses	50,829	127,550	246,807	176,616
Travel & entertainment	-	21,550	16,478	43,441
Total	$10,417,278	$1,938,812	$19,531,965	$3,830,463

(i)  Out of $16,957,952, for the six months ended June 30, 2022, and $8,812,089, for the three months ended June 30, 2022, $15,665,298, was charged under the MSA contract and $8,329,134 was charged for the three months ended June 30, 2022, respectively (refer to Note 5). The amount charged under the MSA for the three-months period ended June 30, 2022 is higher than the Outsourced service expense for the same period due to certain reclassifications between R&D expenses and selling expenses. See section Segments in Note 3 for more details.

14.   Selling, general and administrative

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as restated)	(as restated)	(as restated)	(as restated)
Transaction Costs	5,681,367	1,276,792	6,190,634	1,569,096
Outsourced service(i)	5,051,236	22,092	5,271,110	76,804
Employees’ compensation	3,827,517	254,177	4,367,982	403,444
Other expenses	1,168,813	87,110	1,217,240	175,660
Depreciation/amortization	-	66,088	-	101,502
Total	$15,728,933	$1,706,259	$17,046,966	$2,326,506

(i)  Out of $5,271,110, for the six months ended June 30, 2022, and $5,051,236, for the three months ended June 30, 2022, $291,708 was charged under the SSA contract for the six months ended June 30, 2022, and $163,649 was charged for the three months ended June 30, 2022. (refer to Note 5).

15.    Share-based payments (as restated)

Eve’s 2022 Stock Incentive Plan consists of granting its employees, management, and officers restricted stock units (RSUs) of the Company's common stock. The Granted Tranches contain service, performance, and market conditions that vest over 2-5 years. The RSU’s will be settled by the Company with its own shares upon achievement of the vesting conditions and there is no repurchase obligation. The Company is allowed to net settle the award for statutory tax withholding purposes, but in no case exceeding the maximum statutory tax rates in the employees’ relevant tax jurisdictions. Thus, the RSU’s are classified as equity.

The Company assessed whether the service inception date precedes the grant date for certain tranches and concluded that service has begun prior to the grant date for 100,000 RSU's. This resulted in an estimated expense of $103,167 (as restated). This estimate will be re-measured every quarter until the grant date occurs and the final fair value of the grant is determined.

As of June 30, 2022, the Company has granted management 987,700 RSUs.

Out of the granted RSUs, 140,000 awards became fully vested upon Closing, 120,000 did not vest (i.e. the performance condition was not met) and 727,700 are under vesting.

The expenses related to all share-based plans impacted the SG&A expense.

16.   Fair value measurement

The following table lists the Company’s financial assets and liabilities by level within the fair value hierarchy. The Company’s assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

During the six-months period ended June 30, 2022, there were no changes in the fair value methodology of the financial instruments and, therefore, there were no transfers between levels.

	As of June 30, 2022
	(as restated)
	Level 1	Level 2	Level 3	Total	Fair value of the other financial instruments	Fair Value	Book Value
Liabilities
Derivative financial instruments (i)	-	(7,267,500)	-	(7,267,500)	-	(7,267,500)	(7,267,500)
	$-	$(7,267,500)	$-	$(7,267,500)	$-	$(7,267,500)	$(7,267,500)

(i)	Refers to the Private Placement Warrants.

	As of December 31, 2021
	(as reported)
	Level 1	Level 2	Total	Fair value of the other financial instruments	Fair Value	Book Value
Liabilities
Derivative financial instruments	-	(32,226)	(32,226)	-	(32,226)	(32,226)
	$-	$(32,226)	$(32,226)	$-	$(32,226)	$(32,226)

 The fair value of the Private Placement Warrants and the New Warrants with an exercise price of $11.50 was estimated based on the Eve’s Public Warrants fair value on May 9, 2022, since they have similar key terms.

The change in the fair value of the Private Placement Warrants from the Closing date until June 30, 2022:

Private Placement Warrants
(as restated)
Balance as of May 9, 2022	$13,110,000
Change in fair value	(5,842,500)
Balance as of June 30, 2022	$7,267,500

The Public Warrants were remeasured at fair value as of the Closing date and reclassified to equity.

17.    Income Taxes

Our consolidated effective income tax rate was (0.1%) and 0.0% for the three and six months ended June 30, 2022 and 2021, respectively. The tax rate for 2021 is primarily driven by a full valuation allowance against the Company’s deferred tax assets due to historical and current losses incurred. For the six-months period ended June 30, 2022, Eve has recognized a current income tax expense of $129,708 due to an accumulated income in the Brazilian jurisdiction.

18.   Earnings per share

Basic and diluted earnings per common share are computed by dividing net income/(loss) for the period by the weighted average number of shares outstanding during the period, excluding shares held in Treasury.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as restated)	(as restated)	(as restated)	(as restated)
Net loss	$(107,221,565)	$(3,691,418)	$(117,231,573)	$(6,200,842)

Net loss per share basic and diluted	(0.43)	(0.02)	(0.50)	(0.03)
Weighted-average number of shares outstanding - basic and diluted	248,989,790	220,000,000	234,574,977	220,000,000

As of December 31, 2021, the Company does not have outstanding potential ordinary shares which can be converted in new shares, therefore, basic and diluted earnings per share are equivalent in the period as disclosed. As of June 30, 2022, 17,850,000 warrants were excluded from the weighted average number of shares, since their effect would have been anti-dilutive.

19.   Comprehensive income

The accumulated balances for cash flow hedges in accumulated other comprehensive income/(loss) are as follows:

Cash flow hedges
Balance as of December 31, 2021	$(32,226)
Separation-related adjustment	32,226
Balance as of January 01, 2022	$-

Balances as of and March 31, 2022 and as of June 30, 2022

Balance as of December 31, 2020	$45,438
Other comprehensive loss before reclassifications	(51,106)
Balance as of March 31, 2021	(5,668)
Other comprehensive loss before reclassifications	50,195
Balance as of June 30, 2021	$44,527

The comprehensive income/(loss) amounts do not have tax effects.

20.    Financial instruments

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

On June 30, 2022, the Company’s cash, cash equivalents, and financial investments were indexed as follows:

	Pre-fixed		Post-fixed		Total
	Amount	%	Amount	%	Amount	%
Cash and cash equivalents and financial investments	$328,417,524	99.29%	$2,363,682	0.71%	$330,781,206	100.00%

	Amount	%
Cash equivalents and financial investments indexed to CDI (i)	$2,363,682	100.00%

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

On June 30, 2022, the Company had the following amounts of financial assets and liabilities denominated in two currencies:

	As of	As of
	June 30,	December 31,
	2022	2021
Trade account payable
Brazilian reais	$(360,177)	$(705,724)
U.S.dollars	(2,372,036)	(171,917)
	(2,732,213)	(877,641)
Cash and cash equivalents and financial investments
Brazilian reais	2,429,263	329,621
U.S.dollars	328,351,943	14,046,902
	330,781,206	14,376,523
Net exposure (1-2):
Brazilian reais	$2,069,086	$(376,103)
U.S.dollars	$325,979,907	$13,874,985

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

Interest risk factor

			Additional variations in book balance (*)
	Risk factor	Amounts exposed as of June 30, 2022	-50%	-25%	Probable scenario	+25%	+50%
Cash equivalents and financial investments	CDI	$2,363,682	$151,867	$71,206	$(9,455)	$(90,115)	$(170,776)
Net impact	CDI	$2,363,682	$151,867	$71,206	$(9,455)	$(90,115)	$(170,776)
Rates considered	CDI	13.25%	6.83%	10.24%	13.65%	17.06%	20.48%

(*)	The positive and negative variations of 25% and 50% were applied on the rates in effect on June 30, 2022.

Foreign exchange risk factor

			Additional variations in book balance (*)
			(as restated)
	Risk factor	Amounts exposed as of June 30, 2022	-50%	-25%	Probable scenario	+25%	+50%
Assets
Cash equivalents and financial investments	BRL	$2,429,263	$1,207,211	$596,185	$(14,841)	$(625,867)	$(1,236,893)
		$2,429,263	$1,207,211	$596,185	$(14,841)	$(625,867)	$(1,236,893)
Liabilities
Other liabilities	BRL	(2,286,753)	(1,136,392)	(561,211)	13,970	589,151	1,164,332
		(2,286,753)	(1,136,392)	(561,211)	13,970	589,151	1,164,332
Net impact		$142,510	$70,819	$34,974	$(871)	$(36,716)	$(72,561)
Exchanges rate considered		5.2380	2.6350	3.9525	5.2700	6.5875	7.9050

(*)	The positive and negative variations of 25% and 50% were applied on the rates in effect on June 30, 2022.

Derivative financial instrument

Below is presented the variations in the fair value of the Private Placement Warrants, that is sensitivity to the Eve's share price. The positive and negative variations of 25% and 50% on the Private Placement Warrant's fair value were calculated from the share's price variations observed through Bloomberg.

	Risk factor	Fair Value as of June 30, 2022	-50%	-25%	Probable scenario	25%	50%
Private Warrants	Eve's share price	$7,267,500	$(6,982,500)	$(4,987,500)	$-	$7,980,000	$18,952,500

21.   Commitments and Contingencies

On August 2, 2021, Eve Soluções de Mobilidade Aérea Urbana Ltda. signed an agreement with ERJ to lease two facilities, one in São José dos Campos and other in Gavião Peixoto, both in the São Paulo state, in Brazil.

On December 15, 2021, Eve Sub signed a sub-sublease agreement with Embraer Engineering & Technology Center (EETC), a wholly owned ERJ subsidiary, to lease a facility in Melbourne, Florida.

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

22.   Subsequent Events

On August 1, 2022, the Company’s subsidiary, Eve Sub (the “Lender”), entered into a loan agreement (the “Loan Agreement”) with Embraer Aircraft Holding, Inc., the Company’s majority stockholder (“EAH”), in order to efficiently manage the Company’s cash reserves at a rate of return that is favorable to the Company. Pursuant to the Loan Agreement, the Lender has agreed to lend to EAH an aggregate principal amount of up to $81,000,000 at an interest rate of 4.89% per annum. All unpaid principal advanced under the Loan Agreement, together with any accrued and unpaid interest thereon, shall be due and payable on August 1, 2023, which date may be extended upon mutual written agreement of the Lender and EAH. Any outstanding principal amount under the Loan Agreement may be prepaid at any time, in whole or in part, by EAH at its election and without penalty, and the Lender may request full or partial prepayment from EAH of any outstanding principal amount under the Loan Agreement at any time.  In accordance with the Company’s Related Person Transactions Policy, on July 22, 2022, the Loan Agreement was determined to be entered into on an arms-length basis, in the best interests of the Company and its stockholders and unanimously approved by the Company’s independent directors.

Events Subsequent to Original Issuance of the Condensed Consolidated Financial Statements

In connection with the reissuance of these condensed consolidated financial statements, the Company has evaluated subsequent events through December 7, 2022, the date the financial statements were available to be reissued.

During the month of September 2022, the Company, (i) entered into a subscription agreement (the “United Subscription Agreement”) with United Airlines Ventures, Ltd., a Cayman Islands company (“United”), pursuant to which United agreed to subscribe for an aggregate of 2,039,353 shares of common stock of the Company, par value $0.001 per share (“common stock”), for an aggregate purchase price of $15,000,000 (the “United Investment”), (ii) entered into a lock-up agreement with the Company, pursuant to which United will be restricted from transferring the warrants issued to it at or promptly following the United Closing, as well as the shares of common stock issuable upon the exercise of such warrants, until the date that is: (i) with respect to one of the two warrants to acquire 680,634 shares of common stock, six months after the United Closing; (ii) with respect to the warrant to acquire 1,361,268 shares of common stock, nine months after the United Closing; and (iii) with respect to the second warrant to acquire 680,634 shares of common stock, twelve months after the United Closing and (iii) entered into a Warrant Agreement with United (the “United Warrant Agreement”), pursuant to which, at or promptly following the United Closing, the Company issued to United warrants to acquire up to 2,722,536 shares of common stock, each with an exercise price of $0.01 per share, which were issuable upon (i) the issuance by the parties of a joint press release announcing the United Investment, (ii) the entry by the Company and an affiliate of United into a conditional purchase agreement for the sale and purchase of up to 400 eVTOLs and (iii) the agreement by the Company and United to establish a concept of operations for the use of the Company’s eVTOLs at one or more of United’s or its affiliates’ hub airports. In addition, the Company has agreed to issue United additional warrants to acquire up to an additional 2,722,536 shares of common Stock, each with an exercise price of $0.01 per share, which are issuable upon the entry into (i) a binding agreement between United (or one of its affiliates) and the Company for the sale and purchase of up to 200 eVTOLs and (ii) certain eVTOL services and support agreements.

 Each warrant is exercisable for a period of five years following its issuance or first permitted exercise date (the “Expiration Date”). If, upon the Expiration Date, any issued and outstanding warrant has not been exercised and the Fair Market Value (as defined in the United Warrant Agreement) of one share of common stock is greater than the exercise price of such warrant as of the Expiration Date, such warrant will automatically be deemed to be exercised. The United Warrant Agreement provides for certain registration rights with respect to the resale of the shares of common stock underlying the warrants which are substantially similar to the registration rights provided under the United Subscription Agreement.

On October 6, 2022, United exercised 2,722,536 warrants in exchange for the same amount of common shares.

Finally, on November 1, 2022, the sub-sublease agreement between Eve Sub and Embraer Engineering & Technology Center has commenced after the consent given by the landlord.

Except as disclosed above and in Note 2, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information that Eve's management believes is relevant to an assessment and understanding of Eve's consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim statements for the three and six months ended June 30, 2022 and 2021, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q/A. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” of our Form S-1/A filed by us with the Securities and Exchange Commission (the “SEC”) on August 25, 2022, “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q/A and in our other filings with the SEC.

Overview

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is an aerospace company with operations in Melbourne, Florida and Brazil. The Company is a former blank check company incorporated on November 19, 2020 under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Eve’s goal is to be a leading company in the urban air mobility ("UAM") market by taking a holistic approach to developing a UAM solution that includes: the design and production of electrical vertical take-off and landing vehicles (“eVTOLs”); a portfolio of maintenance and support services focused on Eve’s and third-party eVTOLs; fleet operations services conducted in collaboration with partners; and a new air traffic management system for eVTOLs, otherwise known as Urban Air Traffic Management (“UATM”) system designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. Eve’s mission is to bring affordable air transportation to all passengers, improve quality of life, unleash economic productivity, save passengers time and reduce global carbon emissions. Eve plans to leverage its strategic relationship with ERJ to de-risk and accelerate its development plans, while saving costs by utilizing ERJ's extensive resources.

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

Recent Developments - Business Combination with Zanite

On December 10, 2021, Zanite entered into a Business Combination Agreement (the “Business Combination Agreement”) with Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), Embraer Aircraft Holding, Inc., a Delaware corporation (“EAH”) wholly owned by ERJ, and EVE UAM, LLC, a Delaware limited liability company (“Eve Sub”), formerly wholly owned by EAH, that was formed for purposes of conducting the UAM Business (as defined in the Business Combination Agreement).

On May 9, 2022, in accordance with the Business Combination Agreement, the closing (the “Closing”) of the transactions contemplated by the Business Combination Agreements (the “Business Combination”) occurred, pursuant to which Zanite issued 220,000,000 shares of Class A common stock to EAH in exchange for the transfer by EAH to Zanite of all of the issued and outstanding limited liability company interests of Eve Sub (the "Equity Exchange"). As a result of the Business Combination, Eve Sub became wholly-owned subsidiary of Zanite, which has changed its name to “Eve Holding, Inc.” Upon the Closing, the Company received approximately $377.0 in gross cash proceeds, consisting of approximately $19.7 million from the Zanite trust account and $357.3 million from the PIPE Investment, as defined in Note 1 to the Notes to the Unaudited Condensed Consolidated Financial Statements herein.

Other Key Agreements

Eve Sub has entered into the MSA with ERJ, the Atech MSA with Atech (collectively, the "MSAs"), a Services Agreement with the Brazilian Subsidiary, and the SSA with ERJ, EAH and the Brazilian Subsidiary. Pursuant to the MSAs with ERJ and Atech, each of ERJ and Atech, either directly or through their respective affiliates, will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG support, MRO planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and, at Eve's option, future eVTOL manufacturing services. Eve expects to collaborate with ERJand leverage ERJ's expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs and establish operations. The services provided under the SSA include, among others, corporate and administrative services to Eve. In addition, Eve Sub has also entered into the Data Access Agreement with ERJ and the Brazilian subsidiary, pursuant to which, among other things, ERJ has agreed to provide the Brazilian Subsidiary with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to the Services Agreements.

The aforementioned services agreements continue to be in full force and effect. Further information about such agreements is set forth beginning on page 76 of our Registration Statement on Form S-1/A, filed with the SEC on August 25, 2022, in the section entitled “Business Material Agreements,” and that information is incorporated herein by reference.

Key Factors Affecting Operating Results

For further discussion on the risks attendant to the Key Factors Affecting Operating Results, see the sections entitled “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q/A and “Risk Factors” in our Form S-1/A filed with the SEC on August 25, 2022.

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

Since the beginning of the COVID-19 pandemic, ERJ has been engaging in several initiatives supporting the health and safety of Eve employees. Eve’s operations were interrupted for a certain period in order to adapt industrial facilities in relation to health and safety measures. Social distancing measures were taken, as well as the implementation of working from home for a certain group of Eve employees. Furthermore, several measures to preserve jobs were taken, including reductions in working hours and pay cuts, collective vacations and temporary furloughs.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this Quarterly Report on Form 10-Q/A, including with respect to the impact of novel viral variants that currently exist, and which may continue to develop. As such, it is uncertain as to the full magnitude that the pandemic will have on the UAM Business and Eve’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

New Warrants expenses

Eve issued or agreed to issue New Warrants to potential customers, financiers and suppliers. See more details in Note 10. The New Warrants exercisable upon the Closing of the transaction were recognized by Eve at their respective fair values on this date as an operating expense (since Eve has no current revenue or binding contracts in place). The initial recognition of these warrants amounted $87,352,000 and since they are equity classified no remeasurement is required.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 to the Three and Six Months Ended June 30, 2021:

The following tables set forth statement of operations information for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses	(as restated)	(as restated)	(as restated)	(as restated)
Research and development	$(10,417,278)	$(1,938,812)	$(19,531,965)	$(3,830,463)
Selling, general and administrative	(15,728,933)	(1,706,259)	(17,046,966)	(2,326,506)
New Warrants expenses	(87,352,000)	-	(87,352,000)	-
Loss from operations	(113,498,211)	(3,645,071)	(123,930,931)	(6,156,969)
Change in fair value of derivative liabilities	5,842,500	-	5,842,500	-
Financial and foreign exchange gain/(loss), net	563,854	(46,347)	986,566	(43,873)
Loss before income taxes	(107,091,857)	(3,691,418)	(117,101,865)	(6,200,842)
Income tax benefit/(expense)	(129,708)	-	(129,708)	-
Net loss	$(107,221,565)	$(3,691,418)	$(117,231,573)	$(6,200,842)
Net loss per share basic and diluted	(0.43)	(0.02)	(0.50)	(0.03)
Weighted-average number of shares outstanding – basic and diluted	248,989,790	220,000,000	234,574,977	220,000,000

	Y-o-Y Changes for the Three Months Ended June 30, 2022 vs June 30, 2021		Y-o-Y Changes for the Six Months Ended June 30, 2022 vs June 30, 2021
	Changes in $	Changes in %	Changes in $	Changes in %
	(as restated)	(as restated)	(as restated)	(as restated)
Operating expenses
Research and development	$(8,478,466)	437%	$(15,701,502)	410%
Selling, general and administrative	(14,022,674)	822%	(14,720,460)	633%
New Warrants expenses	(87,352,000)	100%	(87,352,000)	100%
Loss from operations	(109,853,140)	3,014%	(117,773,962)	1,913%
Change in fair value of derivative liabilities	5,842,500	100%	5,842,500	100%
Financial and foreign exchange gain/(loss), net	610,201	(1,317)%	1,030,439	(2,349)%
Loss before income taxes	(103,400,439)	2,801%	(110,901,023)	1,788%
Income tax benefit/(expense)	(129,708)	100%	(129,708)	100%
Net loss	$(103,530,147)	2,805%	$(111,030,731)	1,791%

Research and development expenses

Research and development expenses increased by $8.48 million, from $1.94 million in the three months ended June 30, 2021 to $10.42 million in the three months ended June 30, 2022. Research and development expenses increased by $15.70 million, from $3.83 million in the six months ended June 30, 2021 to $19.53 million in the six months ended June 30, 2022.This increase in research and development was primarily due to an increase in R&D’s team headcount, whose activities are mainly related to eVTOL and UATM development, as well as higher engineering expenses contemplated in MSA agreements with ERJ and Atech, mainly related to cost of supplies for the development of the Proof of Concept 1 vehicle, a full-scale model of Eve’s eVTOL, including batteries, motors, thermal management systems and propellers. Further, additional milestone payments and payments for parts, equipment and supplies went to suppliers and outside contractors in connection with the continued development of the Proof of Concept 1 vehicle. Lastly, Eve also started to incur development expenses related to its UATM system in 2021, which continued through June 30, 2022.

Selling, general and administrative

Selling, general and administrative expenses increased by $14.02 million, from $1.71 million in the three months ended June 30, 2021 to $15.73 million in the three months ended June 30, 2022. Selling, general and administrative expenses increased by $14.72 million, from $2.33 million in the six months ended June 30, 2021 to $17.05 million in the six months ended June 30, 2022. The increase in selling, general administrative expenses was largely driven by an increase in Eve’s management team during the six-month period ended June 30, 2022, consulting services and marketing expenses (e.g., NYSE IPO ceremony and tradeshows), as well as charges related to the SSA.

New Warrants expenses

New Warrants expenses of $87,35 million were accounted for the first time in the three months ended June 30, 2022, as they were issued and recognized by Eve upon the Closing of the transaction which occurred during the second quarter of 2022, as mentioned before.

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

Loss before income tax

As a result of the aforementioned factors, loss before taxes on income increased by $103.40 million, from a loss of $3.69 million in the three months ended June 30, 2021 to a loss of $107.09 million in the three months ended June 30, 2022. As a result of the aforementioned factors, loss before taxes on income increased by $110.90 million, from a loss of $6.20 million in the six months ended June 30, 2021 to a loss of $117.10 million in the six months ended June 30, 2022.

Net Loss and comprehensive loss

As a consequence of the aforementioned factors, our consolidated net loss after taxes, increased by $103.53 million, from a loss of $3.69 million in the three months ended June 30, 2021 to a loss of $107.22 million in the three months ended June 30, 2022. As a consequence of the aforementioned factors, our consolidated net loss after taxes, increased by $111.03 million, from a loss of $6.20 million in the six months ended June 30, 2021 to a loss of $117.23 million in the six months ended June 30, 2022.

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

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(as restated)	(as restated)
Net cash (used in) provided by operating activities	$(21,763,522)	$(5,055,808)
Net cash (used in) provided by investing activities	(154,000,000)	—
Net cash (used in) provided by financing activities	337,703,553	5,055,808
Net increase (decrease) in cash and cash equivalents	$161,940,031	$—

Net Cash Generated (Used) by Operating Activities

2022 Compared with 2021

Net cash used in operating activities for the six months ended June 30, 2022 was $21.76 million versus net cash used of $5.06 million in the six months ended June 30, 2021, with the change resulting principally from the settlement of accounts payable to ERJ being partially compensated by an increase in research and development expenses in 2022 as compared to 2021.

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

Net Cash Generated (Used) by Financing Activities

2022 Compared with 2021

Net cash provided by financing activities for the six months ended June 30, 2022 was $337.70 million, compared to $5.06 million in the six months ended June 30, 2021. This increase is mainly attributable to the cash proceeds at the closing of our business combination with Zanite Acquisition Corp., the subsequent listing of our stock in the New York Stock Exchange and from strategic PIPE (Private Investment in Public Equity) investors, net of equity issuance costs..

As of June 30, 2022, we had no outstanding debt on our balance sheet.

Off-Balance Sheet Arrangements

For additional information on off-balance sheet items as of June 30, 2022, please refer to Note 21.

Critical Accounting Policies and Estimates

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

While Eve’s significant accounting policies are described in more detail in Note 3 to Eve's unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A, Eve believes the following accounting policies and estimates to be critical to the preparation of Eve's unaudited condensed consolidated financial statements.

Carve-out allocation

Eve Sub has historically operated as part of ERJ and not as a stand-alone company. The unaudited condensed consolidated financial statements are derived from ERJ’s consolidated financial statements and historical accounting  records and are presented on a carve-out basis for all historical periods, except for the three and six-months period ended June 30, 2022. The statement of operations also includes allocations of certain general and administrative expenses from ERJ’s corporate office for the three and six-month period ended June 30, 2022. These general and administrative expenses are comprised of general overhead expenses that separate from and in addition to any such expenses incurred pursuant to the MSA or SSA.

The allocations of these expenses have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Eve Sub been an entity that operated independently of ERJ during the applicable period.

The unaudited condensed consolidated financial statements reflect the historical results of operations, financial position, and cash flows of Eve, in conformity with GAAP. The unaudited condensed consolidated financial information includes both direct and indirect expenses.

New Warrants

The accounting for the New Warrants issued to potential customers and suppliers required a significant effort from Management, specially in regards to (i) the identification of which accounting guidance they fall under, (ii) the classification in the balance sheet as well as the correct presentation in the statement of operations, (iii) initial recognition date, and (iv) measurement.

Recent Accounting Pronouncements

 See Note 3 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q/A for more information regarding recently issued accounting pronouncements.

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

Management’s Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

The Company’s management is responsible for maintaining disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required financial disclosure. Because of the inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls to analyze, account for and disclose non-routine, unusual or complex transactions, as well as accrued expenses, share-based payments, and certain financial presentation matters. Specifically, the Company did not design and maintain controls to timely analyze and account for complex financial instruments, share-based payments, transaction costs, and identify and account for some accrued expenses and properly present certain items in the consolidated financial statement. These deficiencies were caused by a lack of personnel with qualifications and experience within the Company’s control environment to address such matters, which created deficiencies in the Company’s risk assessment and information and communications.

These deficiencies resulted in the restatement of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, as further described in Note 2 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A. Certain of these deficiencies also results in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2021 and as of and for the three months ended March 31, 2022, as disclosed in the Company’s Form 8-K/A filed with the SEC on December 7, 2022. Because there is a reasonable possibility that material misstatement in the consolidated financial statements will not be prevented or detected on a timely basis, management concluded these deficiencies represent material weaknesses in our internal control over financial reporting.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows of the periods presented.

Management’s Remediation Plan

In order to address the material weaknesses in internal control over financial reporting described above, management, with direction from the Audit Committee, is in the process of developing and implementing remediation plans to address the control deficiencies that led to these material weaknesses.

 Changes in Internal Control over Financing Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please refer to the section entitled “Risk Factors” in the Company’s Form S-1/A filed with the SEC on August 25, 2022. Any of those factors, or additional risk factors not presently known to us or that we currently deem immaterial, could result in a material adverse effect on our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of certain complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness described elsewhere in this Quarterly Report on Form 10-Q/A and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge] of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None applicable.

Item 5.	Other Information.

On August 1, 2022, the Company’s subsidiary, Eve Sub (the “Lender”), entered into a loan agreement (the “Loan Agreement”) with Embraer Aircraft Holding, Inc., the Company’s majority stockholder (“EAH”), in order to efficiently manage the Company’s cash reserves at a rate of return that is favorable to the Company. Pursuant to the Loan Agreement, the Lender has agreed to lend to EAH an aggregate principal amount of up to $81,000,000 at an interest rate of 4.89% per annum. All unpaid principal advanced under the Loan Agreement, together with any accrued and unpaid interest thereon, shall be due and payable on August 1, 2023, which date may be extended upon mutual written agreement of the Lender and EAH. Any outstanding principal amount under the Loan Agreement may be prepaid at any time, in whole or in part, by EAH at its election and without penalty, and the Lender may request full or partial prepayment from EAH of any outstanding principal amount under the Loan Agreement at any time.  In accordance with the Company’s Related Person Transactions Policy, on July 22, 2022, the Loan Agreement was determined to be entered into on an arms-length basis, in the best interests of the Company and its stockholders and unanimously approved by the Company’s independent directors.

Item 6.	Exhibits.

      The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

Exhibit Number	Description

31.1	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act.

31.3	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
+	Indicates a management or compensatory plan.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVE HOLDING, INC.
Date: December 7, 2022	By:	/s/ Gerard J. DeMuro
		Name:	Gerard J. DeMuro
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2022	By:	/s/ André Duarte Stein
		Name:	André Duarte Stein
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2022	By:	/s/ Eduardo Couto
		Name:	Eduardo Couto
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

