Form 10-Q
period 2022-09-30
Eve Holding, Inc.
filed 2022-12-23
CIK 1823652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of December 23, 2022, there were 266,371,485 shares of common stock, $0.001 par value, issued and outstanding.

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

Item1. Financial Statements
Eve Holding, Inc.
(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	September 30,	December 31,
	2022	2021
Assets
Current:
Cash and cash equivalents	$77,941,371	$14,376,523
Financial investments	170,354,049	-
Related party receivables	205,358	220,000
Related party loan	81,638,146	-
Other current assets	2,974,478	6,274,397
Total current assets	333,113,402	20,870,920
Property, plant & equipment, net	418,721	-
Capitalized software, net	-	699,753
Total assets	$333,532,123	$21,570,673
Liabilities and Stockholders' equity
Current:
Accounts payable	$2,963,007	$877,641
Related party payables	14,394,340	8,642,340
Derivative financial instruments	6,982,500	32,226
Other payables	3,677,865	616,156
Total current liabilities	28,017,712	10,168,363
Other noncurrent payables	838,845	702,921
Total liabilities	28,856,557	10,871,284
STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 266,371,485 and 220,000,000 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	266,371	220,000
Additional paid-in capital	501,363,454	53,489,579
Accumulated deficit	(196,954,259)	(42,977,964)
Accumulated other comprehensive income/(loss)	-	(32,226)
Total stockholders' equity	304,675,566	10,699,389
Total liabilities and stockholders' equity	$333,532,123	$21,570,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses		(as restated)		(as restated)
Research and development	$(14,298,925)	$(2,805,955)	$(33,830,890)	$(6,636,418)
Selling, general and administrative	(6,845,045)	(939,106)	(23,892,011)	(3,265,612)
New Warrants expenses	(17,424,230)	-	(104,776,230)	-
Loss from operations	(38,568,200)	(3,745,061)	(162,499,131)	(9,902,030)
Change in fair value of derivative liabilities	285,000	-	6,127,500	-
Financial and foreign exchange gain/(loss), net	2,028,854	(14,041)	3,015,420	(57,914)
Loss before income taxes	(36,254,346)	(3,759,102)	(153,356,211)	(9,959,944)
Income tax expense	(490,376)	-	(620,084)	-
Net loss	$(36,744,722)	$(3,759,102)	$(153,976,295)	$(9,959,944)
Net loss per share basic and diluted	(0.14)	(0.02)	(0.62)	(0.05)
Weighted-average number of shares outstanding – basic and diluted	272,040,343	220,000,000	247,010,044	220,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In US Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(as restated)		(as restated)
Net loss	$(36,744,722)	$(3,759,102)	$(153,976,295)	$(9,959,944)
Derivative financial instruments - cash flow hedge	-	(42,868)	-	(43,779)
Total comprehensive loss	$(36,744,722)	$(3,801,970)	$(153,976,295)	$(10,003,723)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In US Dollars)
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders' equity
Balance as of December 31, 2021	220,000,000	$220,000	$53,489,579	$(42,977,964)	$(32,226)	$10,699,389
Separation-related adjustment	-	-	(707,846)	-	32,226	(675,620)
Balance as of January 1, 2022	220,000,000	$220,000	$52,781,733	$(42,977,964)	$-	$10,023,769
Net loss	-	-	-	(10,010,008)	-	(10,010,008)
Contributions from Parent	-	-	732,776	-	-	732,776
Balance as of March 31, 2022	220,000,000	$220,000	$53,514,509	$(52,987,972)	$-	$746,537
Net loss	-	-	-	(107,221,565)	-	(107,221,565)
Reclassification of Public Warrants from liability to equity	-	-	10,580,000	-	-	10,580,000
Issuance of fully vested New Warrants	-	-	87,352,000	-	-	87,352,000
Issuance of common stock upon reverse recapitalization, net of fees	43,392,132	43,392	315,283,325	-	-	315,326,717
Issuance of restricted stock and restricted stock expense	140,000	140	1,935,848	-	-	1,935,988
Exercise of warrants held by PIPE investor	800,000	800	7,200	-	-	8,000
Share based payment with non-employees	-	-	1,028,182	-	-	1,028,182
Net distribution to Parent	-	-	(2,105,409)	-	-	(2,105,409)
Balance as of June 30, 2022	264,332,132	$264,332	$467,595,655	$(160,209,537)	$-	$307,650,450
Net loss (as restated)	-	-	-	(36,744,722)	-	(36,744,722)
Issuance of New Shares	2,039,353	2,039	14,997,961	-	-	15,000,000
Issuance of fully vested New Warrants	-	-	17,424,230	-	-	17,424,230
Issuance of restricted stock and restricted stock expense	-	-	653,699	-	-	653,699
Share based payment with non-employees	-	-	691,909	-	-	691,909
Balance as of September 30, 2022	266,371,485	266,371	501,363,454	(196,954,259)	-	304,675,566

	Common Stock
	Shares	Amount	Net parent investment	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders' equity
Balance as of December 31, 2020	-	$-	$(1,059,291)	$-	$-	$45,438	$(1,013,853)
Retroactive application of recapitalization	220,000,000	220,000	1,059,291	23,442,803	(24,722,094)	-	-
Balance as of January 1, 2021	220,000,000	$220,000	$-	$23,442,803	$(24,722,094)	$45,438	$(1,013,853)
Net loss	-	-	-	-	(2,509,424)	-	(2,509,424)
Other comprehensive loss	-	-	-	-	-	(51,106)	(51,106)
Contributions from Parent	-	-	-	3,004,907	-	-	3,004,907
Balance as of March 31, 2021	220,000,000	$220,000	$-	$26,447,710	$(27,231,518)	$(5,668)	$(569,476)
Net loss	-	-	-	-	(3,691,418)	-	(3,691,418)
Other comprehensive loss	-	-	-	-	-	50,195	50,195
Contributions from Parent	-	-	-	2,283,398	-	-	2,283,398
Balance as of June 30, 2021	220,000,000	$220,000	$-	$28,731,108	$(30,922,936)	$44,527	$(1,927,301)
Net loss	-	-	-	-	(3,759,102)	-	(3,759,102)
Other comprehensive loss	-	-	-	-	-	(42,868)	(42,868)
Contributions from Parent	-	-	-	19,606,615	-	-	19,606,615
Balance as of September 30, 2021	220,000,000	$220,000	$-	$48,337,723	$(34,682,038)	$1,659	$13,877,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.
(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:		(as restated)
Net loss	$(153,976,295)	$(9,959,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized software	-	65,835
Long-term incentive plan expense	(190,518)	111,731
Stock-based compensation	2,589,688	-
Warrants expenses	100,368,821	-
Interest on financial investments	(1,992,194)	-
Changes in operating assets and liabilities:
Other assets	3,291,352	(2,983,021)
Related party receivables	205,159	-
Accounts payable	2,803,599	(586,231)
Related party payables	4,641,968	4,971,910
Other payables	3,538,438	921,084
Net cash used in operating activities	(38,719,982)	(7,458,636)
Cash flows from investing activities:
Purchases of investment securities	(169,000,000)	-
Related party loan	(81,000,000)	-
Property, plant & equipment	(418,721)	-
Net cash provided by investing activities	(250,418,721)	-
Cash flows from financing activities:
Transfer from Parent	-	7,104,583
Gross capital contribution	369,830,250	15,000,000
Transaction Costs reimbursed to Parent	(15,754,066)	-
Deemed distribution	(1,372,633)	-
Net cash provided by financing activities	352,703,551	22,104,583
Increase (decrease) in cash and cash equivalents	63,564,848	14,645,947
Cash and cash equivalents at the beginning of the period	14,376,523	-
Cash and cash equivalents at the end of the period	$77,941,371	$14,645,947

Supplemental disclosure of other noncash investing and income taxes paid
Additions to capitalized software transferred by Parent	$-	$2,790,336
Income tax paid	(489,590)	-

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

2.    Restatement of Previously Reported Financial Statements

The Company previously restated its financial statements for the year ended December 31, 2021, and for the unaudited quarters ended March 31, 2022, and 2021, and June 30, 2022, and 2021, as discussed in its Quarterly Report on Form 10-Q/A for the period ended June 30, 2022 and Current Report on Form 8-K/A, each filed with the SEC on December 8, 2022.

As previously disclosed, we reviewed the accounting for Transaction Costs incurred in connection with the transaction with Zanite, which include among other things fees for financial, accounting and legal advisors. The Transaction Costs were paid by ERJ and EAH and recognized by these entities without being pushed down to the Company. The Company concluded that the Transaction Costs that were directly related to the Company’s business should follow the guidance in SEC Staff Accounting Bulletin Topic 5.T, Accounting for Expenses or Liabilities Paid By Principal Stockholder(s), and should be pushed down and recorded in the Company’s financial statements in 2022 and 2021. The adjustment related to the Transaction Costs resulted in an additional expense of $0.4 million and $2.0 million for the three and nine months ended September 30, 2021, respectively. See more details in Note 14.

The unaudited condensed combined financial statements as of September 30, 2021 and the three and nine months ended September 30, 2021 have been restated to conform with the prior 2021 quarters as follows:

UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Operating expenses
Research and development	$(2,805,955)	$-	$(2,805,955)	$(6,636,418)	$-	$(6,636,418)
General and administrative	(515,354)	(423,752)	(939,106)	(1,272,764)	(1,992,848)	(3,265,612)
Operating loss	(3,321,309)	(423,752)	(3,745,061)	(7,909,182)	(1,992,848)	(9,902,030)
Financial and foreign exchange gain, net	(14,041)	-	(14,041)	(57,914)	-	(57,914)
Loss before income taxes	(3,335,350)	(423,752)	(3,759,102)	(7,967,096)	(1,992,848)	(9,959,944)
Income tax benefit (expenses)	-	-	-	-	-	-
Net loss	$(3,335,350)	$(423,752)	$(3,759,102)	$(7,967,096)	$(1,992,848)	$(9,959,944)
Net loss per share basic and diluted	(0.02)	-	(0.02)	(0.04)	-	(0.05)
Weighted-average number of shares outstanding – basic and diluted	220,000,000	-	220,000,000	220,000,000	-	220,000,000

UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2021
	As Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(7,967,096)	$(1,992,848)	$(9,959,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized software	65,835	-	65,835
Long-term incentive plan expense	111,731	-	111,731
Changes in operating assets and liabilities:
Other assets	(3,959)	(2,979,062)	(2,983,021)
Accounts payable	(586,231)	-	(586,231)
Related party payables	-	4,971,910	4,971,910
Other payables	921,084	-	921,084
Net cash used in operating activities	(7,458,636)	-	(7,458,636)
Cash flows from financing activities:
Transfer from Parent	7,104,583	-	7,104,583
Gross capital contribution	15,000,000	-	15,000,000
Net cash provided by financing activities	22,104,583	-	22,104,583
Increase (decrease) in cash and cash equivalents	14,645,947	-	14,645,947
Cash and cash equivalents at the beginning of the period	-	-	-
Cash and cash equivalents at the end of the period	$14,645,947	$-	$14,645,947

Supplemental disclosure of other noncash investing and financing activities
Additions to capitalized software transferred by Parent	$2,790,336	$-	$2,790,336

Note: The cash flow restatement related adjustments directly relate to the adjustment noted above that also impacted the statement of operations.

Please refer to the Audited Combined Financial Statements of the Urban Air Mobility Business of Embraer S.A. as of and for the years ended December 31, 2021 and 2020, as restated, filed on Form 8-K/A on December 8, 2022, for restatement adjustments impacting the December 31, 2021 consolidated balance sheet.
F-9

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

Since the financial activities from the MSA and SSA signature date to December 31, 2021 were immaterial, Management chose to continue with the management approach for all of the year ended December 31, 2021 and to use the legal entity approach beginning January 1, 2022. Management continued to use the legal entity approach until the Business Combination was consummated on May 9, 2022 (i.e. after this date no carve-out amounts were added to Eve's financial statements). The Company has recorded the impacts of the balance sheet adjustment (i.e. separation-related adjustment) for the change in methodology as adjustments to the January 1, 2022 beginning balance sheet and not as a period activity attributable to the nine-month period ended September 30, 2022. The January 1, 2022 beginning balance sheet adjustments from the December 31, 2021 balances were as follows:

Separation-related adjustments

	As of December 31,	Separation-Related	As of January 1,
	2021	Adjustment	2022
Assets
Current:
Cash and equivalents	$14,376,523	$(8)	$14,376,515
Related party receivables	220,000	-	220,000
Other current assets	6,274,397	(8,567)	6,265,830
Total current assets	20,870,920	(8,575)	20,862,345
Capitalized software, net	699,753	(699,753)	-
Total assets	$21,570,673	$(708,328)	$20,862,345
Liabilities and Net Parent Equity
Current:
Accounts payable	877,641	(718,232)	159,409
Related party payables	8,642,340	1,110,032	9,752,372
Derivative financial instruments	32,226	(32,226)	-
Other payables	616,156	(94,361)	521,795
Total current liabilities	10,168,363	265,213	10,433,576
Other noncurrent payables	702,921	(297,921)	405,000
	10,871,284	(32,708)	10,838,576
Net parent equity
Net parent investment	10,731,615	(707,846)	10,023,769
Accumulated other comprehensive income/ (loss)	(32,226)	32,226	-
Total net parent equity	10,699,389	(675,620)	10,023,769
Total liabilities and net parent equity	$21,570,673	$(708,328)	$20,862,345

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

Eve has its own remuneration plan, the 2022 Stock Incentive Plan, which grants its employees, management and, officers restricted stock units (RSUs) of our common stock. We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees, management, and non-employees to be based on the grant date fair values of the awards. Forfeitures of stock-based compensation granted to employees are recognized when the forfeitures occur.

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

As of September 30, 2022, Eve has granted six tranches of its 2022 Stock Incentive Plan (Granted Tranches). Four of the Granted Tranches have performance conditions only, one has service conditions only and one has market and service conditions.

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

Effective January 1, 2022, all selling, general and administrative expenses were incurred by Eve entities.

Selling expenses consist of personnel expenses, including salaries, benefits, contractor and travel expenses aiming the UAM business development and to support our commercialization efforts.

Expenses related to the Transaction Costs contributed by ERJ and EAH were also recognized as selling, general and administrative expenses.

New Warrants expenses

Eve issued or agreed to issue New Warrants to potential customers, financiers and suppliers. See more details in Note 11. The New Warrants were recognized by Eve at their respective fair values as an operating expense (since Eve has no current revenue or binding contracts in place). The recognized expenses for these warrants amounted to $17,424,230 and $104,776,230 for the three and nine months ended September 30, 2022.  No subsequent remeasurement is required since they are equity classified.

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

eVTOL: the aircraft is in the preliminary design stage of development. This vehicle is expected to have vertical lift and horizontal propulsion electric motors. Eve’s eVTOL has been in an incubation stage for over 4 years. The certification is proposed to be first with ANAC (the National Civil Aviation Agency of Brazil) and in parallel with the U.S. Federal Aviation Administration.

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

The CODMs receive information related to the operating results based on the directly attributable cost by each R&D project. As Eve Sub was operated within the ERJ corporate infrastructure, the indirect costs were not included in the information analyzed by the CODMs. Assets information by segment is not presented to the CODMs. The information provided to the CODMs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Segments	2022	2021	2022	2021
		(as restated)		(as restated)
eVTOL
Research and development expenses	$(12,297,904)	$(2,791,242)	$(28,183,054)	$(6,182,696)
UATM
Research and development expenses	(1,524,028)	(14,713)	(4,299,873)	(453,722)
Service and Support
Research and development expenses	(476,993)	-	(1,347,963)	-

Total allocated expenses	(14,298,925)	(2,805,955)	(33,830,890)	(6,636,418)
Unallocated amounts
Selling, general and administrative/New Warrants expenses	(24,269,275)	(939,106)	(128,668,241)	(3,265,612)

Loss from operations	$(38,568,200)	$(3,745,061)	$(162,499,131)	$(9,902,030)

Basic and Diluted Net Loss per Common Stock

In connection with the Closing, all the issued and outstanding Zanite shares of Class A common stock, including the shares of Class A common stock issued to the PIPE Investors, were converted into, on a one-for-one basis, shares of common stock of Eve. In addition, the Company has also entered into warrant agreements with certain of the Strategic PIPE Investors, pursuant to which, and subject to the terms and conditions of each applicable warrant agreement, the Company has agreed to issue to the Strategic PIPE Investors warrants to purchase an aggregate amount of (i) 24,095,072 shares of common stock with an exercise price of $0.01 per share, (of which 800,000 shares of common stock of Eve were purchased at the Closing, for an aggregate purchase price of $8,000), (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share.

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

4.    Cash and cash equivalents

	As of September 30,	As of December 31,
	2022	2021
Cash	$76,317,314	$14,131,396
Cash equivalents - Private securities (i)	1,624,057	$245,127
Total	$77,941,371	$14,376,523

(i)	Applications in Bank Deposit Certificates ("CDB’s"), issued by financial institutions in Brazil, available for redemption in up to 90 days.

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

After the Closing, ERJ, EAH and other related parties started charging Eve for the costs that benefited the Company. The charges include the amounts that were previously carved-out from January 1, 2022, until the Closing date, plus amounts incurred after the Closing date. The corporate costs included in the unaudited condensed consolidated statement of operations were $1,624,245 and $7,909,182 for the nine months ended September 30, 2022, and 2021, respectively, and $338,523 and $3,321,308 for the three months ended September 30, 2022, and 2021, respectively, and were included into SG&A and R&D expenses for each of the periods as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2022	2021	2022	2021
SG&A	$265,747	$515,353	$988,198	$1,272,764
R&D	72,776	2,805,955	636,047	6,636,418
	$338,523	$3,321,308	$1,624,245	$7,909,182

b)     Transaction Costs

During the three and nine months periods ended September 30, 2022 and September 30, 2021, both ERJ and EAH paid for certain costs attributable to the UAM business (Transaction Costs). The Transaction Costs comprise but were not limited to, costs associated with lawyers, bankers, consulting and auditing services with the objective to effectuate the transaction with Zanite, as described in Note 1.

Management analyzed the nature and timing of the costs to determine whether they were i) directly related to the carve-out structuring and reporting preparation, ii) directly related to the anticipated closing of the transaction with Zanite, or iii) weren’t related to either of the aforementioned. Through June 30, 2022, the Transaction Costs that benefited Eve amounted $24.3 million(including amounts incurred in 2021).

The total amount of Transaction Costs directly related to the anticipated Closing of the Transaction with Zanite amounted $21.4 million. Out of this amount, $15.7 million were recorded as reduction of the proceeds raised from issuance of common stock and $5.7 million were expensed.

Transaction Costs related to neither to the carve-out preparation nor to the transaction with Zanite were fully expensed during 2021. These costs amounted to $0.07 million and $0.5 million during the three and nine months period ended September 30, 2021.

The remaining Transaction Costs of $2.4 million were incurred for the preparation and the audit of the carve-out financial and were directly related to the carve-out preparation. Out of this amount, $1.9 million was expensed in 2021 and $0.5 million for the nine months period ended on September 30, 2022.

As a result of the explained above, the total impact to the statement of operations was $8.6 million broken down per period as follows:

  for the nine months period ended September 30, 2021, was $2.0 million.
  for the three months period ended December 31, 2021, was $0.4 million.
  for the nine months period ended September 30, 2022, was $6.2 million

For the three months periods ended September 30, 2022, and September 30, 2021, the expense amounts were $0.0 million and $0.4 million, respectively.

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

As of September 30, 2022, there is an outstanding related party payable of $14,394,340 of which $11,339,145 and $235,199  are related to the MSA and SSA, respectively. During the three and nine months ended September 30, 2022 Eve has incurred cost in the amount of $11,829,785, of which $11,254,372 is in relation to the MSA and $236,889 is in relation to the SSA, and $35,263,146 of which $26,919,670 is in relation to the MSA and $528,597 is in relation to the SSA, respectively.

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

As of September 30, 2022, there is an outstanding related party receivable balance of 205,358 of which $190,518 relates to ERJ's LTIP and balance of the related party loan and accrued interest in the amount of $81,638,146 with EAH, as stipulated below in section (g) . As of September 30, 2022, there is an outstanding related party payable of $14,394,340, of which $190,377 is reimbursement for marketing expenses to ERJ, $1,005,372 is reimbursement for payroll expenses and insurance, and $1,271,535 are the amounts payable to EAH, and $352,710 to other related parties, the remaining balance is for MSA and SSA, as stipulated above in section (d).

f)   Royalty-free licenses

The agreements with ERJ also allow Eve to access royalty-free license to ERJ's background intellectual property to be used within the UAM market.

g)   Related party loan

On August 1, 2022, the Company’s subsidiary, Eve Sub (the “Lender”), entered into a loan agreement (the “Loan Agreement”) with EAH, the Company’s majority stockholder, in order to efficiently manage the Company’s cash reserves at a rate of return that is favorable to the Company. Pursuant to the Loan Agreement, the Lender has agreed to lend to EAH an aggregate principal amount of up to $81,000,000 at an interest rate of 4.89% per annum. All unpaid principal advanced under the Loan Agreement, together with any accrued and unpaid interest thereon, shall be due and payable on August 1, 2023, which date may be extended upon mutual written agreement of the Lender and EAH. Any outstanding principal amount under the Loan Agreement may be prepaid at any time, in whole or in part, by EAH at its election and without penalty, and the Lender may request full or partial prepayment from EAH of any outstanding principal amount under the Loan Agreement at any time.  In accordance with the Company’s Related Person Transactions Policy, on July 22, 2022, the Loan Agreement was unanimously approved by the Company’s independent directors.

See below a summary of related party balances and the impacts in the results:

	As of September 30, 2022		As of December 31, 2021
	Assets	Liabilities	Assets	Liabilities

ERJ	$205,358	$10,844,624	$220,000	$-
EAH	81,638,146	2,276,908	-	8,642,340
Atech	-	920,098	-	-
Other related parties	-	352,710	-	-
Total	$81,843,504	$14,394,340	$220,000	$8,642,340

	Operating results - Three Months ended September 30,		Operating results - Nine Months ended September 30,
	2022	2021	2022	2021
		(as restated)		(as restated)
ERJ	$10,655,936	$-	$25,238,351	$-
EAH	169,248	423,752	7,462,169	1,992,848
Atech	835,325	-	2,209,916	-
Other related parties	169,276	-	352,710	-
Total	$11,829,785	$423,752	$35,263,146	$1,992,848

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of September 30,	As of December 31,
	2022	2021
Development mockup	$418,721	$-
Total	$418,721	$-

This mock-up was built to simulate the operation and design of Eve’s eVTOL, and also to simulate the interior space and cabin layout.

Depreciation and amortization expense of Property, plant and equipment for the three and nine months ended September 30, 2022 was $0, and $0 for the three and nine months ended September 30, 2021, respectively.

7.    Other Current Assets

Other current assets are comprised of the following:

	September 30,	December 31,
	2022	2021
		(as restated)
Directors & Officers insurance	$2,261,554	$-
Other current assets(i)	583,500	4,077
Advances to employees(ii)	129,424	17,063
Deferred Transaction Cost(iii)	-	6,253,257
Total	$2,974,478	$6,274,397

(i)       Refers to federal withholding taxes and recoverable income taxes.

(ii)      Refers to remuneration related advances.

(iii)    Refers to the deferral of the Transaction Costs as of December 31, 2021. After the Closing the deferred Transaction Costs were either expensed or recorded as reduction of the proceeds raised from issuance of common stock.

8.    Capitalized software, net

Capitalized software, net is comprised of software licenses; the position and changes for the nine month period ended September 30, 2022, and 2021, are as follows:

Capitalized software	Cost	Amortization (i)	Total
At December 31, 2020	$43,193	$(19,750)	$23,443
Additions	117,127	(33,963)	83,164
At March 31, 2021	$160,320	$(53,713)	$106,607
Additions	115,369	(20,100)	95,269
At June 30, 2021	$275,689	$(73,813)	$201,876
Additions	2,557,840	(11,772)	2,546,068
At September 30, 2021	$2,833,529	$(85,585)	$2,747,944

At December 31, 2021	827,434	(127,681)	699,753
Legal entity separation-related adjustments (ii)	(827,434)	127,681	(699,753)
At January 1, 2022 and September 30, 2022	$-	$-	$-

(i)	The amortization effect is recorded in “General and administrative” in the unaudited condensed combined consolidated statements of income.
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

Effective fiscal year 2022, the amortization of the intangible assets that are used by the ERJ's teams to support Eve is being charged through the MSA and SSA.

9.     Warrant liabilities

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

 Refer to the Note 16 for more information about the all warrants’ measurement.

10.    Other Payables

Other Payables are comprised of the following items:

	September 30,	December 31,
	2022	2021

Provision for profit sharing program (i)	$1,107,702	$59,855
Accruals related to payroll (ii)	860,717	455,392
Advances from customers (iii)	710,000	405,000
Other payable	672,923	52,405
Income tax payable	599,785	-
Social charges payable (iv)	417,632	163,384
Long-term incentive (v)	147,951	183,041
Total	$4,516,710	$1,319,077
Current portion	$3,677,865	$616,156
Non-current portion	$838,845	$702,921

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

(v)  These represent the ERJ's LTIP obligations. The balance presented as of December 31, 2021 was carved-out from ERJ and the balance as of September 30, 2022 relates to the LTIP obligation assumed by Eve towards certain grantees transferred from ERJ to Eve during the period.

11.    Stockholders’ equity

The Company’s common stock and warrants trade on the NYSE under the symbol “EVEX” and “EVEXW”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 266,371,485 and 220,000,000 shares of common stock issued and outstanding as of September 30, 2022 and 2021, respectively. The Company has retroactively adjusted the shares issued and outstanding prior to May 9, 2022 to give effect to the exchange ratio.

Preferred stock may be issued at the discretion of the Company's Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware, and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers and directors, and in certain instances may be used as an antitakeover defense. As of September 30, 2022 and December 31, 2021, there was no preferred stock issued and outstanding.

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s board of directors through September 30, 2022, and the Company does not expect to pay dividends in the foreseeable future.

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

United Subscription

In September 2022, the Company and United Airlines Ventures, Ltd. ("United"), entered the United Subscription Agreement pursuant to which United agreed to subscribe for an aggregate of 2,039,353 shares of common stock for a purchase price of $7.36 per share and an aggregate purchase price of $15,000,000. The United Investment was consummated on September 6, 2022.

The terms of the United Subscription Agreement are substantially similar to other Subscription Agreements signed by Eve.

Concurrently with the execution of the United Subscription Agreement, the Company and United also entered into the United Warrant Agreement, pursuant to which, at or promptly following the closing of the United Investment, the Company issued to United warrants to acquire up to 2,722,536 shares of Common Stock, each with an exercise price of $0.01 per share, which were issuable upon (i) the issuance by the parties of a joint press release announcing the United Investment, (ii) the entry by the Company and an affiliate of United into a conditional purchase agreement for the sale and purchase of up to 400 eVTOLs and (iii) the agreement by the Company and United to establish a concept of operations for the use of the Company’s eVTOLs at one or more of United’s or its affiliates’ hub airports. In addition, pursuant to the terms of the United Warrant Agreement, the Company has agreed to issue United additional warrants to acquire up to an additional 2,722,536 shares of Common Stock, each with an exercise price of $0.01 per share, which are issuable upon the entry into (i) a binding agreement between United (or one of its affiliates) and the Company for the sale and purchase of up to 200 eVTOLs and (ii) certain eVTOL services and support agreements.

Still in September 2022, United entered into a lock-up agreement with the Company, pursuant to which United will be restricted from transferring the new warrants issued to it at or promptly following the closing of the United Investment, as well as the shares of common stock issuable upon the exercise of such new warrants, until the date that is: (i) with respect to one of the two new warrants to acquire 680,634 shares of common stock, six months after the closing of the United Investment; (ii) with respect to the new warrant to acquire 1,361,268 shares of common stock, nine months after the closing of the United Investment; and (iii) with respect to the second new warrant to acquire 680,634 shares of common stock, twelve months after the closing of the United Investment.

The Company had reserved common stock for future issuance as follows:

2022 Stock Incentive Plan (i)	8,730,000
Shares underlying Private Placement Warrants	14,250,000
Shares underlying Public Warrants	11,500,000
Shares underlying New Warrants	40,295,072

(i)	For more details about the 2022 Stock Incentive Plan refer to Note 3.

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

New Warrants

In addition to the Public Warrants and the Private Placement Warrants, the Company has also entered into warrant agreements with certain of the strategic private investment in public equity investors ("Strategic PIPE Investors"), pursuant to which, and subject to the terms and conditions of each applicable warrant agreement, the Company has issued or has agreed to issue to the Strategic PIPE Investors warrants (the "New Warrants") to purchase an aggregate amount of (i) 24,095,072 shares of common stock with an exercise price of $0.01 per share, (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share. New Warrants exercisable for 26,550,000 shares of common stock were issued and vested on the Closing date (of which, New Warrants exercisable for 800,000 shares of common stock were exercised on the Closing Date) and New Warrants exercisable for 9,100,000 shares of common stock may be issued and vest subject to certain triggering events.

For the New Warrants subject to certain triggering events, the issuance and vesting of such warrants occurs upon the achievement of certain UAM Business milestones (which milestones include, as applicable, (a) receipt of the first type certification for eVTOL in compliance with certain airworthiness authorities, (b) receipt of the first binding commitment from a third party to purchase eVTOL jointly developed by ERJ and a certain Strategic Investor for the defense and security technology market, (c) the eVTOL’s successful entry into service, (d) the completion of the initial term of a certain engineering services agreement to be entered into with a certain Strategic Investor (e) receipt of binding commitments from certain Strategic Investors for an aggregate of 500 eVTOL's, (f) receipt of an initial deposit to purchase 200 eVTOL's from a  certain Strategic Investor, (g) the mutual agreement to continue to collaborate beyond December 31, 2022 with a certain Strategic Investor, (h) the time at which ten vertiports that have been developed or implemented with the services of a certain Strategic Investor have entered operation or are technically capable of entering operation and (i) signature of services and support agreements).

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

The Company’s New Warrants were measured at fair value on the respective grant dates (May 9, 2022 and September 1, 2022). The New Warrants with an exercise price of $0.01 have their fair values calculated taking Eve’s share price and subtracting $0.01. The New Warrants with an exercise price of $11.50 is estimated using the publicly traded Public Warrants since the terms are similar (see Note 16). The fair value of the New Warrants with an exercise price of $15.00 is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company used a modified Black-Scholes model to value the New Warrants with an exercise price of $15.00.

May 9,
Market Warrants with exercise price of $15.00	2022
Share Price (S0)	$11.32
Maturity Date	12/31/25
Time (T) - Years	3.63
Strike Price (X)	$15.00
Risk-free Rate (r)	2.85%
Volatility (σ)	7.93%
Dividend Yield (q)	0.00%
Warrant Value	$0.11

Forfeitures of New Warrants within the scope of ASC 718, granted to non-employees, are estimated by the Company and reviewed when circumstances change.

12.    Derivative Financial Instruments

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

As of December 31, 2021, Eve had the right, through the purchased put options, to sell US$1,745,687, the total notional outstanding, with an exercise price of R$5.2000 which was equivalent of R$9,077,572. Conversely, Eve had the obligation if exercised, through the sold call options, to sell US$1,745,687 at the weighted average exercise price of R$6.1256 which was equivalent to R$10,693,380. Changes in the fair value of zero-cost collar designated as hedging instruments that effectively offset the variability of cash flows associated with foreign exchange rate fluctuation are reported in AOCI. These amounts subsequently were reclassified into the line item in our unaudited condensed consolidated statement of income in which the hedged items were recorded in the same period the hedged items affect earnings.

As of December 31, 2021, the fair value of derivative financial instruments was recognized as an asset in the amount of US$32,226.

The effect of derivative instruments on the statements of income as shown per the table below:

Derivatives in cash flow hedging relationships	Amount of gain (or loss) recognized in OCI on derivative (effective portion)	Location of gain (or loss) reclassified from AOCI into income (effective portion)	Amount of gain (or loss) reclassified from AOCI into income (effective portion)
Three-month ended September 30, 2022
Zero-cost collar	$-	General and administrative	$-
Three-month ended September 30, 2021
Zero-cost collar	$(42,868)	General and administrative	$-

Derivatives in cash flow hedging relationships	Amount of gain (or loss) recognized in OCI on derivative (effective portion)	Location of gain (or loss) reclassified from AOCI into income (effective portion)	Amount of gain (or loss) reclassified from AOCI into income (effective portion)
Nine-month ended September 30, 2022
Zero-cost collar	$-	General and administrative	$-
Nine-month ended September 30, 2021
Zero-cost collar	$(43,779)	General and administrative	$-

13.   Research and Development

R&D expenses are comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(as restated)		(as restated)
Outsourced service (i)	$12,866,582	$451,146	$29,824,534	$1,284,197
Employees’ compensation	1,310,597	2,198,113	3,621,325	4,975,468
Other expenses	115,828	133,705	362,635	310,321
Travel & entertainment	5,918	22,991	22,396	66,432
Total	$14,298,925	$2,805,955	$33,830,890	$6,636,418

(i)  Out of $29,824,534, for the nine months ended September 30, 2022,  $26,919,670 was charged under the MSA contract and out of $12,866,582, for the three months ended September 30, 2022, $11,254,372 was charged under the MSA contract. (refer to Note 5).

14.   Selling, general and administrative

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(as restated)		(as restated)
Outsourced service(i)	2,980,504	67,324	8,251,614	144,128
Employees’ compensation	2,318,107	291,833	6,686,089	695,277
Transaction Costs	-	423,752	6,190,634	1,992,848
Other expenses	1,546,434	156,197	2,763,674	371,692
Depreciation/amortization	-	-	-	61,667
Total	$6,845,045	$939,106	$23,892,011	$3,265,612

(i)  Out of $8,251,614, for the nine months ended September 30, 2022, and $2,980,504, for the three months ended September 30, 2022, $528,597 was charged under the SSA contract for the nine months ended September 30, 2022, and $236,889 was charged for the three months ended September 30, 2022 (refer to Note 5).

15.    Share-based payments

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

The Company assessed whether the service inception date precedes the grant date for certain tranches and concluded that service has begun prior to the grant date for 100,000 RSU's. This resulted in an estimated expense of $281,667 and $385,000 for the three and nine months ended September 30, 2022. This estimate will be re-measured every quarter until the grant date occurs and the final fair value of the grant is determined.

As of September 30, 2022, the Company has granted management 987,700 RSUs.

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

During the nine-months period ended September 30, 2022, there were no changes in the fair value methodology of the financial instruments and, therefore, there were no transfers between levels.

	As of September 30, 2022

	Level 1	Level 2	Level 3	Total	Fair value of the other financial instruments	Fair Value	Book Value
Liabilities
Derivative financial instruments (i)	-	(6,982,500)	-	(6,982,500)	-	(6,982,500)	(6,982,500)
	$-	$(6,982,500)	$-	$(6,982,500)	$-	$(6,982,500)	$(6,982,500)

(i)	Refers to the Private Placement Warrants.

	As of December 31, 2021

	Level 1	Level 2	Total	Fair value of the other financial instruments	Fair Value	Book Value
Liabilities
Derivative financial instruments	-	(32,226)	(32,226)	-	(32,226)	(32,226)
	$-	$(32,226)	$(32,226)	$-	$(32,226)	$(32,226)

 The fair value of the Private Placement Warrants and the New Warrants with an exercise price of $11.50 was estimated based on the Eve’s Public Warrants fair value on May 9, 2022, since they have similar key terms.

The change in the fair value of the Private Placement Warrants from the Closing date until September 30, 2022:

Private Placement Warrants
Balance as of May 9, 2022	$13,110,000
Change in fair value	(5,842,500)
Balance as of June 30, 2022	$7,267,500
Change in fair value	(285,000)
Balance as of September 30, 2022	$6,982,500

The Public Warrants were remeasured at fair value as of the Closing date and reclassified to equity.

17.    Income Taxes

Our consolidated effective income tax rate was (1.4%) and (0.4%) for the three and nine months ended September 30, 2022, respectively. The effective income tax rate was 0.0% and 0.0% for the three and nine months ended September 30, 2021, respectively. The tax rate for 2021 is primarily driven by a full valuation allowance against the Company’s deferred tax assets due to historical and current losses incurred. For the nine-months period ended September 30, 2022, Eve has recognized a current income tax expense of $620,084 due to a year-to-date income in the Brazilian jurisdiction.

18.   Earnings per share

Basic and diluted earnings per common share are computed by dividing net income/(loss) for the period by the weighted average number of shares outstanding during the period, excluding shares held in Treasury.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
		(as restated)		(as restated)
Net loss	$(36,744,722)	$(3,759,102)	$(153,976,295)	$(9,959,944)

Net loss per share basic and diluted	(0.14)	(0.02)	(0.62)	(0.05)
Weighted-average number of shares outstanding - basic and diluted	272,040,343	220,000,000	247,010,044	220,000,000

As of December 31, 2021, the Company does not have outstanding potential ordinary shares which can be converted in new shares, therefore, basic and diluted earnings per share are equivalent in the period as disclosed. As of September 30, 2022, 14,172,536 warrants were excluded from the weighted average number of shares, since their effect would have been anti-dilutive.

19.     Comprehensive income

The accumulated balances for cash flow hedges in accumulated other comprehensive income/(loss) are as follows:

Cash flow hedges
Balance as of December 31, 2021	$(32,226)
Separation-related adjustment	32,226
Balance as of January 01, 2022	$-

Balances as of and June 30, 2022 and as of September 30, 2022	$-

Balance as of December 31, 2020	$45,438
Other comprehensive loss before reclassifications	(51,106)
Balance as of March 31, 2021	$(5,668)
Other comprehensive loss before reclassifications	50,195
Balance as of June 30, 2021	$44,527
Other comprehensive loss before reclassifications	(42,868)
Balance as of September 30, 2021	$1,659

The comprehensive income/(loss) amounts do not have tax effects.

20.   Commitments and Contingencies

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

After assessing the terms of both agreements, Management concluded that the lease term has not commenced as of September 30, 2022. Thus, no assets or liabilities were recognized.

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

The Company concluded that these agreements do not have impacts to the unaudited condensed consolidated financial statements as of September 30, 2022.

21.   Subsequent Events

On October 6, 2022, United exercised 2,722,536 warrants in exchange for the same amount of common shares.

On November 1, 2022, the sub-sublease agreement between Eve Sub and Embraer Engineering & Technology Center has commenced after the consent given by the landlord.

In December 2022, Eve announced the support of Brazil’s National Development Bank (“BNDES”) to its eVTOL development efforts with two distinct credit lines, totaling approximately $92.5 million. The financing consummation is subject, among others, to the fulfillment of previous conditions established by BNDES and the execution of the respective contract.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information that Eve's management believes is relevant to an assessment and understanding of Eve's consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim statements for the three and nine months ended September 30, 2022 and 2021, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” of our Form S-1/A filed by us with the Securities and Exchange Commission (the “SEC”) on August 25, 2022, “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

Other Key Agreements

Eve Sub has entered into the MSA with ERJ, the Atech MSA with Atech (collectively, the "MSAs"), a Services Agreement with the Brazilian Subsidiary, and the SSA with ERJ, EAH and the Brazilian Subsidiary. Pursuant to the MSAs with ERJ and Atech, each of ERJ and Atech, either directly or through their respective affiliates, will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG support, MRO planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and, at Eve's option, future eVTOL manufacturing services. Eve expects to collaborate with ERJ and leverage ERJ's expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs and establish operations. The services provided under the SSA include, among others, corporate and administrative services to Eve. In addition, Eve Sub has also entered into the Data Access Agreement with ERJ and the Brazilian subsidiary, pursuant to which, among other things, ERJ has agreed to provide the Brazilian Subsidiary with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to the Services Agreements.

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

Initial Business Development Engagement

Since its founding, Eve has been engaged in multiple market and business development projects around the world. Examples of this include two concepts of operation (CONOPS) with Airservices Australia as well as with the United Kingdom Civil Aviation Authority. Both of these market and business development initiatives demonstrated Eve’s ability to create new procedures and frameworks designed to enable the safe scalability of UAM together with our partners. Using these initiatives as a guide, Eve has launched CONOPS in Rio de Janeiro, Miami, Japan and Chicago, and hopes to launch additional concepts of operation in the United States, Brazil and around the world.

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell over 2,770 of our eVTOL aircraft, and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding (MOUs) with more than 25 market-leading partners in segments spanning infrastructure, operations, platforms, utilities and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business-model and drive growth.

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

The full impact of the COVID-19 pandemic continues to evolve as of the date of this Quarterly Report on Form 10-Q, including with respect to the impact of novel viral variants that currently exist, and which may continue to develop. As such, it is uncertain as to the full magnitude that the pandemic will have on the UAM Business and Eve’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

New Warrants expenses

Eve issued or agreed to issue New Warrants to potential customers, financiers and suppliers. See more details in Note 11. The New Warrants exercisable upon the Closing of the transaction were recognized by Eve at their respective fair values on this date as an operating expense (since Eve has no current revenue or binding contracts in place). The initial recognition of these warrants amounted $87,352,000 and $17,424,230 during the three month periods ended June 30, 2022 and September 30, 2022, respectively, and since they are equity classified no remeasurement is required.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 to the Three and Nine Months Ended September 30, 2021:

The following tables set forth statement of operations information for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses		(as restated)		(as restated)
Research and development	$(14,298,925)	$(2,805,955)	$(33,830,890)	$(6,636,418)
Selling, general and administrative	(6,845,045)	(939,106)	(23,892,011)	(3,265,612)
New Warrants expenses	(17,424,230)	—	(104,776,230)	—
Loss from operations	(38,568,200)	(3,745,061)	(162,499,131)	(9,902,030)
Change in fair value of derivative liabilities	285,000	—	6,127,500	—
Financial and foreign exchange gain/(loss), net	2,028,854	(14,041)	3,015,420	(57,914)
Loss before income taxes	(36,254,346)	(3,759,102)	(153,356,211)	(9,959,944)
Income tax benefit/(expense)	(490,376)	—	(620,084)	—
Net loss	$(36,744,722)	$(3,759,102)	$(153,976,295)	$(9,959,944)
Net loss per share basic and diluted	(0.14)	(0.02)	(0.62)	(0.05)
Weighted-average number of shares outstanding – basic and diluted	272,040,343	220,000,000	247,010,044	220,000,000

	Y-o-Y Changes for the Three Months Ended September 30, 2022 vs September 30, 2021		Y-o-Y Changes for the Nine Months Ended September 30, 2022 vs September 30, 2021
	Changes in $	Changes in %	Changes in $	Changes in %
			(as restated)	(as restated)
Operating expenses
Research and development	$(11,492,970)	410%	$(27,194,472)	410%
Selling, general and administrative	(5,905,939)	629%	(20,626,399)	632%
New Warrants expenses	(17,424,230)	100%	(104,776,230)	100%
Loss from operations	(34,823,139)	930%	(152,597,101)	1,541%
Change in fair value of derivative liabilities	285,000	100%	6,127,500	100%
Financial and foreign exchange gain/(loss), net	2,042,895	(14,549)%	3,073,334	(5,307)%
Loss before income taxes	(32,495,244)	864%	(143,396,267)	1,440%
Income tax benefit/(expense)	(490,376)	100%	(620,084)	100%
Net loss	$(32,985,620)	877%	$(144,016,351)	1,446%

Research and development expenses

Research and development expenses increased by $11.49 million, from $2.81 million in the three months ended September 30, 2021 to $14.30 million in the three months ended September 30, 2022. Research and development expenses increased by $27.19 million, from $6.64 million in the nine months ended September 30, 2021 to $33.83 million in the nine months ended September 30, 2022.This increase in research and development was primarily due to an increase in R&D’s team headcount, whose activities are mainly related to eVTOL and UATM development, as well as higher engineering expenses contemplated in MSA agreements with ERJ and Atech, mainly related to cost of supplies for the development of the Proof of Concept 1 vehicle, a full-scale model of Eve’s eVTOL, including batteries, motors, thermal management systems and propellers. Further, additional milestone payments and payments for parts, equipment and supplies went to suppliers and outside contractors in connection with the continued development of the Proof of Concept 1 vehicle. Lastly, Eve also started to incur development expenses related to its UATM system in 2021, which continued through September 30, 2022.

Selling, general and administrative

Selling, general and administrative expenses increased by $5.91 million, from $0.94 million in the three months ended September 30, 2021 to $6.85 million in the three months ended September 30, 2022. Selling, general and administrative expenses increased by $20.63 million, from $3.27 million in the nine months ended September 30, 2021 to $23.89 million in the nine months ended September 30, 2022. The increase in selling, general administrative expenses was largely driven by an increase in Eve’s team during the nine-month period ended September 30, 2022, consulting services and marketing expenses (e.g., NYSE IPO ceremony and tradeshows), as well as charges related to the SSA.

New Warrants expenses

New Warrants expenses of $17.42 million were accounted in the three months ended September 30, 2022 related to New Warrants issued during the three months ended September 30, 2022. New Warrants expenses were first recognized in the second quarter of 2022 regarding the original New Warrants issued by Eve upon the Closing of the transaction which occurred during that period. Total New Warrants expenses were $104.78 million in the nine months ended September 30, 2022.

Financial and foreign exchange gain/(loss), net

Financial and foreign exchange loss of $14,041 in the three months ended September 30, 2021 was reverted to a gain of $2,028,854 in the three months ended September 30, 2022. Financial and foreign exchange loss of $57,914 in the nine months ended September 30, 2021 was also reverted to a gain of $3,015,420 in the nine months ended September 30, 2022. This change was driven by the depreciation of the Brazilian real vs. the U.S. dollar, as well as increases on our accounts payable balances denominated in Brazilian reals. Eve increased its research and development efforts during the nine-month period ended September 30, 2022, leading to higher real-denominated accounts payable balances.

Loss before income tax

As a result of the aforementioned factors, loss before taxes on income increased by $32.50 million, from a loss of $3.76 million in the three months ended September 30, 2021 to a loss of $36.25 million in the three months ended September 30, 2022. As a result of the aforementioned factors, loss before taxes on income increased by $143.40 million, from a loss of $9.96 million in the nine months ended September 30, 2021 to a loss of $153.36 million in the nine months ended September 30, 2022.

Net Loss and comprehensive loss

As a consequence of the aforementioned factors, our consolidated net loss after taxes, increased by $32.99 million, from a loss of $3.76 million in the three months ended September 30, 2021 to a loss of $36.74 million in the three months ended September 30, 2022. As a consequence of the aforementioned factors, our consolidated net loss after taxes, increased by $144.01 million, from a loss of $9.96 million in the nine months ended September 30, 2021 to a loss of $153.98 million in the nine months ended September 30, 2022.

Liquidity and Capital Resources

Eve has incurred net losses since its inception, and to date has not generated any revenue from the design, development, manufacturing, engineering and sale or distribution of electric aircraft. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of September 30, 2022, Eve had cash of $77.94 million and investments in marketable securities of $170.35 million. As of the Closing, Eve received net proceeds from the business combination and PIPE Investment of approximately $329.1 million, which is expected to be sufficient to fund its current operating plan for at least the next twelve months.

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

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
		(as restated)
Net cash (used in) provided by operating activities	$(38,719,982)	$(7,458,636)
Net cash (used in) provided by investing activities	(250,418,721)	—
Net cash (used in) provided by financing activities	352,703,551	22,104,583
Net increase (decrease) in cash and cash equivalents	$63,564,848	$14,645,947

Net Cash Generated (Used) by Operating Activities

2022 Compared with 2021

Net cash used in operating activities for the nine months ended September 30, 2022 was $38.72 million versus net cash used of $7.46 million in the nine months ended September 30, 2021, with the change resulting principally from the settlement of accounts payable to ERJ being partially compensated by an increase in research and development expenses in 2022 as compared to 2021.

Net Cash Used in Investing Activities

2022 Compared with 2021

Net cash used in investing activities for the nine months ended September 30, 2022 was $250.42 million compared to no use of net cash by investing activities in the nine months ended September 30, 2021. The change results principally from the investment of proceeds from the business combination with Zanite Acquisition Corp. and from PIPE investments in interest-bearing marketable in securities in 2022.

Net Cash Generated (Used) by Financing Activities

2022 Compared with 2021

Net cash provided by financing activities for the nine months ended September 30, 2022 was $352.70 million, compared to $22.10 million in the nine months ended September 30, 2021. This increase is mainly attributable to the cash proceeds at the closing of our business combination with Zanite Acquisition Corp., the subsequent listing of our stock in the New York Stock Exchange and from strategic PIPE (Private Investment in Public Equity) investors, net of equity issuance costs..

As of September 30, 2022, we had no outstanding debt on our balance sheet.

Off-Balance Sheet Arrangements

For additional information on off-balance sheet items as of September 30, 2022, please refer to Note 20.

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

Carve-out allocation

Eve Sub has historically operated as part of ERJ and not as a stand-alone company. The unaudited condensed consolidated financial statements are derived from ERJ’s consolidated financial statements and historical accounting  records and are presented on a carve-out basis for all historical periods, except for the three and nine-months period ended September 30, 2022. The statement of operations also includes allocations of certain general and administrative expenses from ERJ’s corporate office for the three and nine-month period ended September 30, 2022. These general and administrative expenses are comprised of general overhead expenses that separate from and in addition to any such expenses incurred pursuant to the MSA or SSA.

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

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interest rate CDI, applicable to our cash equivalent in Brazil, that was invested in Bank Deposit Certificates (“CDB”), (Applications issued by financial institutions in Brazil, available for redemption in up to 90 days). As of September 30, 2022, approximately 0.65% of our consolidated cash, cash equivalents and financial investments were indexed to the variation of the CDI rate.

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

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains/losses are those denominated in Reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the real to the value of the U.S. dollar, may adversely affect us, mainly due to the factor that 1% of total assets and 11% of total liabilities are in reais.

The Brazilian currency has, during the last decades, experienced frequent and substantial variations in relation to the U.S. dollar and other foreign currencies. In September 30, 2022 the real depreciated against the U.S. dollar in comparison to September 30, 2021, reaching BRL5.4066 per US$1.00 as of September 30, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to material weaknesses in our internal control over financial reporting as a result of the restatement of the Company’s condensed consolidated financial statements as of and for the year ended December 31, 2021, and the periods ended March 31, 2022 and June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows of the periods presented.

Management’s Remediation Plan

In order to address the material weaknesses in internal control over financial reporting described above, management, with direction from the Audit Committee, is in the process of developing and implementing remediation plans to address the control deficiencies that led to these material weaknesses.

Changes in Internal Control over Financing Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of certain complex financial instruments.

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

As a result of the material weakness described elsewhere in this Quarterly Report on Form 10-Q and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

Item 6.	Exhibits.

      The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

10.1	Subscription Agreement, dated as of September 1, 2022, by and between Eve Holding Inc. and United Airlines Ventures, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

10.2	Warrant Agreement, dated as of September 1, 2022, by and between Eve Holding Inc. and United Airlines Ventures, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

31.1	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act.
31.3	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Certain schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K.
+	Indicates a management or compensatory plan.
**	Furnished.
16

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVE HOLDING, INC.
Date: December 23, 2022	By:	/s/ Gerard J. DeMuro
		Name:	Gerard J. DeMuro
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: December 23, 2022	By:	/s/ André Duarte Stein
		Name:	André Duarte Stein
		Title:	Co-Chief Executive Officer (Principal Executive Officer)

Date: December 23, 2022	By:	/s/ Eduardo Couto
		Name:	Eduardo Couto
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

