Form 10-K
period 2022-12-31
Eve Holding, Inc.
filed 2023-03-23
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
Commission File No. 001-39704

EVE HOLDING, INC.

Delaware	85-2549808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1400 General Aviation Drive Melbourne, FL	32935 (Zip Code)
(Address of Principal Executive Offices)

(321)751-5050
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share Warrants, each whole warrant exercisable for one share of Common Stock	EVEX EVEXW	The New York Stock Exchange The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”“accelerated filer,”“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

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

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1,638 million.

As of March 23,2023, there were 269,094,021shares of common stock, par value $0.001per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

EVE HOLDING, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations.  In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or similar terms or expressions or the negative thereof., but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to raise financing in the future;
•	the impact of the regulatory environment and complexities with compliance related to such environment, including changes in applicable laws or regulations;
•	the impact of the COVID-19 pandemic;
•	our ability to maintain an effective system of internal control over financial reporting;
•	our ability to grow market share in our existing markets or any new markets we may enter;
•	our ability to respond to general economic conditions;
•	the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
•	our ability to manage our growth effectively;
•	our ability to achieve and maintain profitability in the future;
•	our ability to access sources of capital to finance operations and growth;
•	the success of our strategic relationships with third parties;
•	competition from other manufacturers and operators of electrical vertical take-off and landing vehiclesand other methods of air or ground transportation;
•	various environmental requirements;
•	retention or recruitment of executive and senior management and other key employees;
•	reliance on services to be provided by Embraer and other third parties; and
•	other risks and uncertainties described in this Annual Report on Form 10-K, including those under “Risk Factors”

The list above is not intended to be an exhaustive list of all of our forward-looking statements. Our forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. While we believe these expectations, forecasts, assumptions and judgments are reasonable, our forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,”“us,”“our” or the “Company” are to Eve Holding, Inc. or the consolidated entity, in certain contexts.References to our “management” or our “management team” refer to our officers and directors.

Item 1. Business.

Overview

Eve Holding, Inc., a Delaware corporation, is an aerospace company with operations in Melbourne, Florida and Brazil. The Company is a former blank check company incorporated on November 19, 2020, under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

We are a leading developer of next-generation Urban Air Mobility (“UAM”) solutions. We are developing a comprehensive UAM solution that includes: the design and production of electrical vertical take-off and landing vehicles (“eVTOLs”); a portfolio of maintenance and support services focused on our and third-party eVTOLs; fleet operations services conducted in collaboration with partners; and a new Urban Air Traffic Management system designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. We believe we are uniquely positioned to develop, certify and commercialize our UAM solution on a global scale given our aviation heritage, our strategic relationship with Embraer S.A., a Brazilian corporation (“sociedade anonima”) (“ERJ”), our technology and intellectual property portfolio and the experience of our management team and employees, among other factors.

Our eVTOL has successfully completed important development steps, including engineering simulations, subscale test flights, wind tunnel tests and full-scale ground tests, which have enhanced the technological capability and maturity of our eVTOL. We currently expect to reach entry-into-service in 2026. We have also begun validating simulations of our fleet operations services model in Brazil, working with partners and utilizing conventional helicopters, to better understand the needs of passengers, partners and community stakeholders that will benefit from our mobility services. We have also engaged with aviation organizations in various cities including Melbourne, Australia; Rio de Janeiro, Brazil; London, United Kingdom; Chicago, Illinois; and Miami, Florida, to develop and simulate a concept of operation (“CONOPS”) to help inform the development of our Urban Air Traffic Management (“UATM”) solution.

We plan to market our eVTOLs globally to operators of UAM services, including fixed-wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators. In addition, we plan to engage with operators of ridesharing platforms to secure committed hours of operation for our eVTOLs. To date, we have established an initial order pipeline of 2,770 vehicles valued at $8.3 billion from 26 launch customers. Our initial order pipeline is based on non-binding agreements and therefore subject to material change, consistent with common aviation practices. We plan to participate in the fleet operations market, in collaboration with operating partners, through various revenue and risk-sharing arrangements. We do not plan to hold eVTOLs on our own balance sheet and instead plan to establish partnerships to offer solutions to operating partners. We expect to offer eVTOL service and support capabilities to UAM fleet operators, and we plan to offer our UATM systems primarily to air navigation service providers, fleet operators and vertiport operators.

Business Combination

On December 21, 2021, Zanite entered into a Business Combination Agreement (the “BCA”) with ERJ, Embraer Aircraft Holding, Inc., a Delaware corporation (“EAH”) wholly owned by ERJ, and EVE UAM, LLC, a Delaware limited liability company (“Eve Sub”), a former subsidiary of EAH, that was formed for purposes of conducting the UAM Business (as defined in the BCA).

On May 9, 2022, Zanite, our legal predecessor company and a special purpose acquisition company, consummated the previously announced business combination with Eve UAM, LLC (“Eve”), ERJ and Embraer Aircraft Holding, Inc., a Delaware corporation and a wholly owned subsidiary of Embraer (“EAH”). Pursuant to the business combination, EAH contributed and transferred to Zanite all of the limited liability company interests of Eve held by it in exchange for the issuance to EAH of 220,000,000 shares of common stock of Zanite, and Eve became a wholly owned subsidiary of Zanite. Zanite simultaneously changed its name from “Zanite Acquisition Corp.” to “Eve Holding, Inc.” The business combination was approved by Zanite’sstockholders at a meeting held on May 6, 2022.

Pursuant to the terms of the BCA, dated as of December 21, 2021, by and among Eve, ERJ, EAH, and Zanite, the business combination was effected in three steps, as follows:

1.	The Pre-Closing Restructuring: ERJ effected a series of transactions that resulted in certain assets and liabilities related to the UAM Business (as defined in the BCA) being owned by Eve and its subsidiaries in exchange for the issuance to ERJ of a number of limited liability company interests of Eve. In connection with such contribution of the UAM Business, ERJ transferred all of the Eve interests held by it to EAH in exchange for the issuance of shares of common stock and non-voting preferred stock of EAH.
2.	The Preferred Stock Sale: ERJ sold to an unaffiliated investor all such shares of EAH non-voting preferred stock for an aggregate purchase price of $9,973,750.
3.	The Equity Exchange : At the closing of the business combination, EAH contributed and transferred to the Company all of the Eve interests held by it in exchange for the issuance to EAH of 220,000,000 shares of common stock.

As of the open of trading on May 10, 2022, our common stock and public warrants began trading on the NYSE under the symbols “EVEX”and “EVEXW,”respectively.

Development of the Urban Air Mobility Market

Demand for urban air mobility services is being driven primarily by urbanization, increasing traffic congestion and the development of autonomous mobility technologies. According to the United Nations, over half of the world’s population lives in urban settings. From 2010 to 2040, urban populations are expected to grow 62%, from 3.6 billion to 5.9 billion people, creating a pressing need for new urban transportation solutions. In addition, traffic congestion imposes a significant cost on society in terms of lost productivity, fuel costs and greenhouse gas emissions. According to the U.S. Department of Transportation, congestion in urban road networks is estimated to cost the United States $85 billion per year, which we believe will cause communities to look to air travel for relief from frustrating and costly traffic jams. Finally, we believe that advances in autonomous technologies in ground vehicles are expected to pave the way for autonomous air travel in the future. According to a 2019 report published by Deloitte Touche Tohmatsu Limited titled Autonomous Driving, Moonshot Project with Quantum Leap from Hardware to Software & AI Focus, 33 million autonomous ground vehicles are expected to be sold in 2040, a significant increase from 1 million units expected to be sold in 2025.

Global initiatives to reduce carbon emissions are driving a trend towards electrification in transportation, creating favorable conditions for UAM development. According to the U.S. Environmental Protection Agency, transportation is the single biggest contributing factor to greenhouse gas emissions in the United States. Fuel costs for both automobiles and aircraft have been increasing steadily in recent years, and fuel costs are the second biggest expense in the aviation industry next to labor costs, according to JPMorgan. Objectives to reduce carbon emissions and save fuel costs are driving rapid growth in electrified vehicles. Based on research by the International Energy Agency, electric and plug-in hybrid electric vehicle sales are expected to increase from 35% of total sales in 2020 to 61% of total sales by 2030. In connection with this growth, rapid advancements in battery technologies used in the automotive sector are opening new applications for electrification in the aviation sector, such as eVTOLs.

Development of the UAM market is also being fueled by a recognition of a compelling consumer value proposition – namely the ability to reduce transit times with a mobility service that is priced competitively with ground transportation alternatives. According to a consumer assessment study that we conducted, 89% of the over 14,000 consumers we surveyed indicated they would utilize UAM services frequently (either daily, weekly or monthly). In addition, 83% of the consumers we surveyed indicated they would pay a price premium of at least 1.5x over a taxi service to save commuting time by using UAM services.

UAM services also have the opportunity to address many of the shortcomings of helicopter operations, bringing the benefits of vertical air transportation to mainstream consumers in an affordable, safe and community friendly manner. We estimate that our eVTOL design could deliver a 65% savings in direct operating costs compared to conventional helicopters on a piloted basis, and an 85% savings after transitioning to autonomous mode in the future. The operating cost advantage of eVTOLs is expected to translate into affordable ticket prices for general public passengers. In addition, the simplified design and redundant propulsion and electrical systems of eVTOLs are designed to deliver much greater safety levels when compared to helicopters, providing prospective UAM passengers with increased peace of mind. Finally, while helicopters are prohibited from operating near many populated areas due to unacceptable noise generated by their rotors, our eVTOL is designed to generate up to a 90% lower noise footprint compared to helicopters, opening the door for vertiports to be conveniently located within urban settings.

The aforementioned factors are expected to contribute to the development of a new Urban Air Mobility ecosystem, resulting in a significant, new global market opportunity.

UAM Execution Requirements

The magnitude of the UAM market opportunity has led to a significant wave of investments from a wide array of industry participants, including aviation incumbents and new, emerging providers. However, industry analysts expect the UAM market will ultimately be led by a more select group of participants, much like the traditional commercial aviation industry. We believe the following factors are essential ingredients to success in the emerging UAM market.

Optimal Aircraft Design. There are a number of eVTOL design configurations currently being pursued, each with trade-offs in terms of performance characteristics, reliability, cost efficiency and ease of certification. For example, tilt rotor designs are optimized for speed and range, but introduce complexities that can make the vehicle more challenging to certify and operate reliably. Multi-rotor aircraft are the simplest to certify, but have an extremely reduced payload and range due to their slow speed and battery consumption. Alternatively, the “lift plus cruise” configuration that we have chosen strikes an ideal balance between performance and operating costs, with a simple design that is easy to maintain and straightforward to certify. Given the substantial investment required to develop and validate eVTOL designs, choosing the right vehicle design for the intended mission is a critical decision that would be extremely difficult for UAM providers to alter in the future.

Certification Experience. Before any aircraft can operate commercially, providers must receive vehicle type certification from the relevant aviation regulatory authorities. This certification process is extremely complicated, time consuming and challenging, even for well-established aircraft developers. Having experience with the certification process and relationships with the regulatory agencies is, therefore, a key advantage for any UAM participant. But type certification is just one step in the evolution of any aircraft program. Developers must also obtain production certification that authorizes the manufacture of aircraft under the type certificate. This critical step requires a robust quality control system capable of ensuring that each aircraft produced conforms to the approved design.

Solution Breadth. UAM is an entirely new market, so it is not enough for industry participants to simply design and manufacture an eVTOL. Leading providers will also need to offer a comprehensive solution, either alone or with partners, that addresses fleet operations, maintenance and support, air traffic management systems and ground-based landing and charging infrastructure, among other elements.

Ability to Scale Globally. UAM is expected to be a global market, with many of the largest markets for UAM services expected to develop outside of North America. For this reason, successful UAM participants will need to have a worldwide presence and extensive capabilities to serve customers and partners wherever they operate.

Financial Strength. Given the capital-intensive nature of the UAM industry, successful participants must have access to sufficient investment capital to grow and expand their operations in advance of expected future revenues and profits. In addition, building a healthy order pipeline will be essential for UAM providers to give customers, partners, investors and other stakeholders confidence in their future prospects.

Our Business Model

We are developing a comprehensive solution that is expected to address each of the major elements required to make UAM services a reality. Key elements of our solution include the following:

eVTOL Production and Design. We are developing an eVTOL that is optimized for the UAM mission. Our eVTOL employs a lift plus cruise design that features eight redundant rotors that provide lift for takeoff, hover and landing, along with a separate forward propulsion system and fixed wing that enables efficient and quiet cruising. Our eVTOL is designed to initially accommodate four passengers and a pilot, with the expected ability to transport six passengers without a pilot once autonomous capabilities are introduced. Based on an analysis conducted in collaboration with the Massachusetts Institute of Technology, we expect the range of our eVTOL (100 km at entry into service) will enable us to address 99% of UAM missions within cities and metropolitan areas. Our eVTOL is currently in the early development phase with an expected entry into service in 2026.

Service and Support. We plan to offer a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Our services will be offered on an agnostic basis – supporting both our eVTOL and those produced by third parties. We expect to leverage the global support network of ERJ to deploy our eVTOL services in an efficient, cost-effective and scalable manner. We recognize that vehicle support services are a vital element to enable UAM services to operate effectively and safely, and that high-quality and responsive support is a key purchasing consideration for our targeted customers.

Fleet Operations. We plan to build a fleet operations business in collaboration with selected partners. We do not plan to hold eVTOLs on our balance sheet, build airline operations ourselves or compete with our customers. Instead, we will form revenue and risk sharing partnerships that will allow us to scale our fleet operations in a capital efficient manner and grow rapidly in a partner-by-partner approach. We will contribute to these partnerships our expertise in vehicle design, urban operations and vehicle maintenance, while our partners will contribute their expertise in managing route networks, selling tickets and serving passengers. To date we have signed agreements with operating partners to evaluate potential joint fleet operations.

Urban Air Traffic Management. We are developing a next-generation UATM system to enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. Our UATM software platform is being developed in partnership with Atech-Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) and wholly owned subsidiary of ERJ (“Atech”) – developer of the air traffic control system used in Brazil and other global markets. We expect to offer our UATM solution primarily as a subscription software offering to customers that include air navigation service providers, fleet operators and vertiport operators. We are currently validating our UATM approach through CONOPS collaborations with stakeholders in Rio de Janeiro, Brazil; London, United Kingdom; Melbourne, Australia; Chicago, Illinois, and Miami, Florida.

We are responsible for designing and delivering each of the four elements of our solutions listed above. However, a portion of these solutions will be developed with ERJ through the Master Service Agreements (“MSA(s)”) and Shared Service Agreement (“SSA”) – (collectively, the “Services Agreements”), which will allow us to deliver our solutions more efficiently and cost-effectively. Through these agreements, ERJ will essentially act as subcontractor to Eve, with Eve remaining ultimately responsible for the Integrated Product Development of the eVTOL. Pursuant to the Services Agreements, we will have access to ERJ’s engineering services, flight test infrastructure, manufacturing resources and established aftermarket network, among other assets, on an as-needed basis at attractive cost-based pricing. In addition, we plan to engage with partners beyond ERJ to assist in delivering our solutions, including our fleet operation services which we plan to design and deliver in collaboration with helicopter and fixed wing operators and ridesharing partners.

As a stand-alone entity, Eve is ultimately responsible for the program management of all UAM projects and initiatives, including the services provided by ERJ, as well as the creation and execution of our business plan.

Eve will also be the face to the customer and, as such, is responsible for all aspects of the business’ sales function, including performing market and user research activities, identifying potential exponential technologies, evaluating consumer insights and analyzing the market forces that impact the UAM ecosystem and its players. Using such insights, Eve is directly responsible for creating a cohesive user experience and ultimately implementing this vision to accelerate the growth of the UAM market and our business.

Eve is also responsible for prospecting and engaging new partners across the eVTOL ecosystem-including infrastructure, energy, platform and assets-as well as identifying business innovation and growth opportunities to generate other products and services ideas that complement our UAM solutions.

Finally, Eve will be the primary point of contact with the applicable airworthiness authorities and will lead the related certification activities. As the holder of the eVTOL Type Certification, Eve will be tasked with maintaining the Type Certification throughout the product life cycle.

To date, our business has not generated any revenue, as we continue to develop our eVTOL vehicles and other UAM solutions. As a result, we will require substantial additional capital to develop products and fund operations for the foreseeable future. Until we can generate any revenue from product sales and services, we expect to finance operations through a combination of existing cash on hand, public offerings, private placements and debt financings. The amount and timing of future funding requirements will depend on many factors, including the pace and results of development efforts.

Our Customers and Partners

We plan to market our eVTOLs globally to operators of UAM services, including fixed wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators. In addition, we plan to engage with operators of ridesharing platforms to secure committed hours of operation for our eVTOLs. To date, we have established an initial order pipeline of 2,770 vehicles valued at $8.3 billion from 26 launch customers.(1) Our initial order pipeline is based on non-binding agreements, consistent with common aviation practices. As of December 31, 2022, our disclosed eVTOL launch customer list includes the following:

Fixed Wing Operators United Airlines Republic Airways SkyWest GlobalX	Helicopter Operators Avantto Bristow Group Halo Aviation Helisul Aviação Nautilus Aviation Omni Helicopters Sydney Seaplanes Blade India	Aircraft Lessors Azorra Aviation Falko Regional Aircraft	Ride Sharing Platforms Ascent Flights Global Blade Air Mobility Flapper Tecnologia Helipass

(1)	Our pipeline is based on launch orders (including purchase options) and capacity deals that are non-binding and subject to material change. Capacity deals are converted from annual hourly commitments to vehicles assuming 1,000 hours per vehicle per year.

To support the development of our fleet operations business, we have established partnerships with operators across the fixed wing, helicopter and ridesharing segments via non-binding agreements.

We also recognize that scaling a UAM business requires collaboration from partners spanning the entire ecosystem, including those providing critical technology elements, charging infrastructure, vertiports and financing services. As of December 31, 2022, our partner network includes:

Technology BAE Systems Rolls-Royce Thales Group	Renewable Energy Acciona EDP Group Florida Power & Light	Vertiports Heathrow Airport Jetex London City Airport Pentastar Aviation Rio de Janeiro International Signature Aviation Skyports Universal Aviation	Financing BNDES Bradesco BBI

Our Competitive Strengths

We believe the following competitive strengths distinguish us from our competitors and position us for leadership in the developing UAM market:

Optimal Vehicle Design for the Intended Mission. We have chosen a practical and efficient lift plus cruise eVTOL design that features eight rotors for lift, along with a separate forward propulsion system and fixed wing for efficient and quiet cruising. We believe our lift plus cruise configuration provides the range and speed required to address 99% of intra-city and intra-metro missions, with a simple design that avoids complex moving parts like tilt rotors. The simplicity of our design is expected to make our vehicle highly reliable, reducing downtime and maintenance costs. We also expect our eVTOL design to create a clear pathway to achieving Type Certification by utilizing existing fixed wing and rotary aircraft certification criteria.

Proven Aircraft Certification Experience. We were formed as a business of ERJ - a recognized leader in the aviation sector with a 50-year track record of success. ERJ has successfully certified over 30 aircraft models during the past 25 years – the most of any aircraft manufacturer. ERJ has proven its ability to certify new aircraft models on time, on spec and under budget. In addition, ERJ has long-standing relationships with global aviation regulatory agencies, with demonstrated success securing “triple certifications” from the Civil Aviation Agency of Brazil (Agência Nacional de Aviação Civil – “ANAC”), the U.S. Federal Aviation Administration (“FAA”) and the European Aviation Safety Agency (“EASA”). We expect to benefit from this history of success, the experience of our team and our strategic partnership with ERJ, which includes support and resources to assist with Type Certification.

Holistic UAM Solution. We have introduced a comprehensive UAM solution that spans four key pillars: eVTOL design and production, eVTOL maintenance and support, fleet operations and UATM systems. Within each of these areas, we believe we have distinct competencies and advantages that uniquely position us for success. By offering a holistic solution, we believe we can accelerate the development of the UAM market, engage UAM stakeholders at a strategic level to help influence the development of the ecosystem and maximize the value we can deliver to our customers and partners. We also believe that our business segments are highly synergistic, so success in one area will fuel growth in other areas.

Strategic Support fromERJ. We believe our relationship with ERJ will allow us to accelerate and de-risk the development of our UAM solution. Through our Services Agreements with ERJ, we will have access to ERJ’s vast resources at specified cost-based rates. We will have first-priority access to approximately 5,000 ERJ employees, including 1,600 identified engineers with significant design and aeronautical expertise, with the ability to flex up and flex down resource utilization based on demand. In addition, pursuant to the Services Agreements, we will have a royalty-free license to ERJ’s background intellectual property to be used within the UAM market. We also believe our partnership with ERJ provides us with a significant cost advantage because we can utilize existing resources, such as flight test infrastructure, on an as-needed basis without incurring the cost of a greenfield investment.

Powerful Partner Network. We have built a global partner network that we believe provides us with significant commercial leverage, broad market access, substantial resources and strong validation of our business prospects. Our partner network includes more than two dozen industry leaders spanning fixed wing and rotary operators, ridesharing platform providers, technology specialists, renewable energy providers, ground infrastructure providers and financing partners. Our partner network is also global in scope, providing us with enhanced access to key UAM markets around the world. As we execute our strategic growth plan, we will continue to broaden and deepen our partner ecosystem and operate in an open and collaborative manner.

Significant Revenue Visibility. To date, we have built an order pipeline that consists of 2,770 vehicles valued at $8.3 billion from 26 launch customers based on non-binding agreements. We believe this order pipeline is the largest in the UAM industry in terms of number of vehicles and unique customers. Our order pipeline provides us with a healthy level of revenue visibility, totaling more than our expected aggregate vehicle shipments over our first four years of planned shipments. The strength of our order pipeline gives us confidence in committing the substantial investments required to commercialize our solution and also reflects favorably on the market perception of our UAM solution. We are focused on further expanding our order pipeline through continued engagement with current and prospective customers.

Highly Experienced Management Team and Board. We have assembled a senior leadership team and board of directors with significant levels of experience in the aviation industry. Our Co-CEO, Gerard DeMuro, has over 40 years of aerospace and defense experience and was previously CEO of BAE Systems, Inc. and EVP of General Dynamics. Our Co-CEO, André Stein, has over 25 years of aviation experience, was previously head of strategy for EmbraerX and has led Eve since its inception in 2017 as a business of ERJ. The rest of our senior leadership team has been handpicked from ERJ to join Eve, after having led more than 30 successful aircraft projects over their careers. The individuals who have joined our Board of Directors include: Luis Carlos Affonso, SVP, Engineering, Technology and Strategy at ERJ; Kenn Ricci, former Co-CEO of Zanite Acquisition Corp. and Principal of Directional Aviation Capital; Michael Amalfitano, CEO of ERJ’s highly successful executive aircraft division; Marion Clifton Blakey, Former CEO of Rolls-Royce North America and Former FAA Administrator; María Cordón, Director of the Strategy & Corporate Development department at Acciona, S.A., Paul Eremenko, CEO of Universal Hydrogen and Former CTO of Airbus; Sergio Pedreiro, former Chief Operating Officer of Revlon, Inc. We believe the experience and caliber of our leadership team and Board members is a unique and compelling advantage.

Our Growth Strategy

The following are key pillars of our growth strategy that we believe will enable us to establish a market leading position in the UAM market:

Combine a Startup Mindset with Established Execution Skills. Eve has been established with the goal of providing an ideal combination of the agility and innovation of a technology disrupter with the support and resources of ERJ. As we look to grow and expand our operations, we will seek to leverage this unique culture to attract employees with entrepreneurial styles and arm them with scarce and valuable resources to maximize their effectiveness and impact.

Utilize Hybrid Innovation Approach. Our partnership with ERJ provides us with a vast portfolio of background intellectual property to utilize on a royalty free basis. We will continue to design our solutions by combining the best of these established technologies with our own, proprietary innovations. For example, our eVTOL design leverages proven, fifth generation fly-by-wire systems developed by ERJ, along with a bespoke man-machine interface developed by Eve. This hybrid design approach allows us to accelerate our development roadmaps, leverage proven technologies and focus our engineering resources on the highest value and most differentiated design elements.

Follow Established Development and Certification Practices. As we design and certify our eVTOL, we are leveraging approaches that have been proven by ERJ over the last 50 years. For example, we make extensive use of proof-of-concept vehicles and subscale models to allow us to rapidly iterate and test core building blocks to ensure thoroughly vetted subsystems and avoid costly and time-consuming redesign as the vehicle matures. We are also engaging with ANAC in Brazil as the primary certification authority, with a bilateral agreement with the FAA, as ERJ has done successfully over many years. While the FAA will likely be processing multiple eVTOL applications and vehicle types over the next few years, we expect to benefit from a more singular focus by ANAC.

Scale Fleet Operations Partner by Partner. We have elected to build out our fleet operations business in collaboration with partners, thereby sharing both revenue and risk. While some UAM participants have indicated plans to build their own flight operations on a city-by-city basis, we have opted instead to scale our fleet services on a partner-by-partner basis, and avoid making costly upfront investments and competing with our prospective customers. For example, we have announced strategic relationships with Republic Airways, SkyWest and United Airlines, with the objective of providing us with rapid and comprehensive coverage of most cities in North America as the UAM market develops. As these partners construct their own UAM operations in collaboration with us, we expect to leverage their investments, resources and expertise. We plan to follow a similar strategy to grow our fleet operations business in other global markets.

Leverage Partnerships and Acquisitions. In order to realize the promise of UAM, we believe partnerships will be essential. We plan to leverage our leading partner ecosystem to accelerate our development and commercialization timelines and to create a more complete, end-to-end UAM solution. We also plan to selectively evaluate opportunities for strategic acquisitions to bolster our organic growth strategy, capitalizing on the acquisition experience of our senior leadership team.

eVTOL Technology Considerations

Our technology platform combines a holistic eVTOL aircraft designed for high performance, low operating costs, zero local emissions, low acoustic footprint and a high level of safety. Our aircraft design choice was informed by a view that complex mechanisms, such as the ones used in tilting rotors or wing, significantly increase the challenge of vehicle certification, in addition to increasing unit and operational costs. Additionally, there is an impact on the safety level of a vehicle by adopting tilting mechanisms due to the increased number of failure conditions that the vehicle may experience. Considering that eVTOLs are expected to primarily conduct short missions in metropolitan areas, these safety disadvantages outweigh any energy-efficiency benefits offered by tilting mechanisms, in our view. Therefore, we believe the lift plus cruise configuration that we selected, along with other design choices that aim to simplify our eVTOL, provides a high level of safety with an optimal balance of performance and operational cost.

The necessary lift for hover flights of our vehicle is generated by eight rotors that are supplied by redundant energy paths from a high-voltage battery. Having this number of independent rotors provides redundancy so the vehicle can be operated safely in the unlikely event a failure renders a rotor inoperative. During horizontal flight, additional safety is provided by the fixed wings, which enable the vehicle to have an extended range after any unlikely pusher failure. These characteristics are essential to achieving the safety level needed to operate as an urban mobility vehicle.

The performance and operating cost of an eVTOL is largely dictated by battery pack performance. It is important to maximize the energy of the battery pack while meeting power demands at a low state of charge and end of life, have a fast charge capability and ensure a long cycle life. Achievement of these objectives is influenced by the choice of cell chemistries to meet the vehicle’s energy and power needs to perform its mission and by defining a battery architecture that satisfies the vehicle’s requirements in both normal and abnormal operation (i.e. in the case of failures of electrical propulsion components). Additionally, it is essential that the choice of configuration addresses a balance of features well suited for the mission to be performed. This balance contributes to the robustness of the vehicle in a range of situations that might be encountered during flight operations, including variations in temperature, winds, atmospheric disturbances (including from building wakes or other aircraft traffic), route changes or the need to change destination due to landing zone unavailability. A vehicle that demands high power during hover, for example, will have lower capability to handle the unexpected need of a longer holding period before landing.

Another key criteria of an eVTOL for urban mobility is the noise emitted by the vehicle in operation. The distributed propulsion utilized in our vehicle enables us to reduce the rotor blade tip speeds when compared to helicopters. The blade tip speed is the most important parameter associated with noise generation, followed by blade loading. The configuration chosen for our vehicle enables a large rotor area, which in turn, contributes to lower noise levels than configurations with smaller rotor areas. This approach, combined with the use of electric motors, which are dramatically quieter than internal combustion engines, makes our vehicle quieter than helicopters, bringing benefits to the communities where it will be operated, in addition to the passengers themselves. Additionally, our eVTOL performs the cruise portion of the mission with the rotors turned off, while generating lift from the fixed wing, which significantly decreases vehicle noise during this phase of the flight. Finally, rotor impulsivity, an important contributor to helicopter noise, will not be present in our eVTOL noise signature, which is another significant benefit.

Our eVTOL, as with all eVTOLs with distributed propulsion, requires complex fly-by-wire flight control systems to provide control and stability in all phases of flight. These systems must be “closed loop”, meaning that the pilot commands a response from the vehicle and the control system employs the control surfaces at the necessary rate and deflection for that vehicle response to be achieved and maintained while the pilot maintains the command. Eve and ERJ are uniquely positioned to build eVTOL fly-by-wire control systems based on the experience gained through the development and certification of several conventional aircraft employing similar systems. In these projects, ERJ has been able to increase passenger comfort as well as vehicle safety and performance through the use of fly-by-wire control systems, a technology that we will also leverage in our eVTOL development.

Finally, our vehicle will begin its operations with a pilot onboard and evolve to an autonomous vehicle once the maturity level of the technology of both onboard systems and air traffic management systems support autonomous flights. We believe that initiating operations with a pilot onboard increases safety and robustness in an ecosystem that will be under development with respect to the air traffic management and technology employed in the vehicles. As the technology, vehicle and ecosystem evolve, pilot functions are expected to be gradually assumed by the aircraft systems, decreasing pilot workload until the fully autonomous operation of the vehicle can be executed, both safely and effectively.

Research and Development

We are conducting extensive research and development to produce our eVTOL. Today, a significant portion of our team is focused on the development and testing of our concept vehicles and subsystems. These aircraft and test rigs serve as technology development testbeds to evaluate candidate system architectures and components for our certified production aircraft. Additionally, we are performing research and development on battery systems and other electric powertrain components in order to maximize the performance of the aircraft through lab bench and rig tests. We are also investing significant effort in simulations, including with pilots in the loop in our development simulator.

Manufacturing

To support our manufacturing needs, we have entered into a MSA and a SSA with ERJ and a MSA with Atech, pursuant to which Eve will be able to secure, among other things, manufacturing support and software development services from ERJ and its subsidiaries for an initial term of 15 years.

We plan to initially develop our proof-of-concept vehicles, testbeds, simulators and other testing tools in one of ERJ’s existing facilities in Brazil in collaboration with local suppliers. The development and manufacturing of our initial flight-test prototypes and, ultimately, the beginning of our aircraft series production is also expected to take place in one of ERJ’s existing facilities.

As our business grows, we plan to transition the serial manufacturing of our aircraft to our own manufacturing modules. The number of modules in operation will be based on anticipated customer demand. The location of our manufacturing modules will be based on economic factors as well as proximity to customer markets.

Intellectual Property

Our success depends, in part, upon our ability to protect our core technology and material intellectual property. To establish and protect our proprietary rights, we rely on a combination of intellectual property rights (e.g., patents, patent applications, trademarks, copyrights, and trade secrets, including know-how and expertise) and contracts (e.g., license agreements, confidentiality and non-disclosure agreements with third parties, employee and contractor disclosure and invention assignment agreements, and other similar contractual rights).

As of December 31, 2022, we had four issued or allowed patents (of which one is a U.S. filing) and 26 pending patent applications (of which five are U.S. filings) primarily related to eVTOL vehicle technology. Our patents and patent applications are directed to, among other things, configurations for eVTOL aircraft, eVTOL aircraft rotor control for performance and safety, and a control system for eVTOL aircraft. As of December 31, 2022, we had 40 trademarks granted and three trademark registrations that have been deferred by the U.S. Patent and Trademark Office pending proof of use, as well as nine other trademark registrations which are pending in the U.S., the European Union and Brazil.

We regularly review our development efforts to assess the existence and patentability of new inventions, and we are prepared to file additional patent applications when we determine it would benefit our business to do so.

Governmental Regulation

We have applied to ANAC, as the primary aviation authority, to certify our aircraft, and plan to subsequently apply to FAA and EASA as validating authorities of the primary certification. Eve may pursue certification in other countries after these three certifications have been obtained, if obtained at all. We will be supported in this process by ERJ, which has vast experience certifying fixed wing aircraft with ANAC, FAA and EASA. Using this experience, together with our strategies to accelerate the development of new products and technologies, we are confident in meeting our proposed certification schedule.

On February 3, 2022, ANAC accepted Eve’s eVTOL Type Certificate application establishing the certification basis requirements under the performance-based Brazilian Civil Aviation Regulation (RBAC) no. 23 with other requirements or special conditions added to cover all aspects of the mission profile. Eve’s eVTOL certification basis is also being discussed with the FAA (as the validating aviation authority), with the expectation to also have the performance-based requirements from 14 CFR Part 23 (amendment 64) as the validating certification basis. EASA SC-eVTOL is applied as category enhanced for commercial purposes in the European market and Eve is working to have a common certification basis with the main aviation authorities under bilateral and/or multi-lateral agreements.

All aspects of our eVTOL operations are being developed in alignment with current aerospace and transportation regulations worldwide. We are working closely with ANAC, the FAA and EASA to achieve full compliance of all requirements under the applicable certification basis.

Historically, ERJ has successfully achieved certification with all three of these agencies, with additional certifications achieved in other countries as needed. Eve may pursue certification in other countries after the three main certifications have been obtained.

According to the guidelines defined in FAA’s Order 8110.4C (Type Certification) and ANAC’s instructions, the certification basis proposal for the ANAC and FAA applications for an aircraft’s type certificate shall be made under 14 CFR Part 21.17(a) considering the 14 CFR Part 23 (amendment 64) as applicable airworthiness requirements, including equivalent level of safety (ELoS) and proposed special conditions from 14 CFR Part 27 applicable to vertical take-off and landing characteristics. The Issue Paper G-1 (FAA) for certification basis, designating the applicable airworthiness and environmental regulations (especially regarding noise pollution), that must be met for certification, as stated in 14 CFR Part 21, has not yet been issued and will be proposed in a timely manner according to the definition order of applications for Type Certification process mentioned above.

The limitations of operations will be established as a part of the certification process. We anticipate that such limitations will exclude flights into known icing conditions from the initial operational envelope.

We will be supported by ERJ, which has vast experience certifying fixed wing aircraft with ANAC, FAA and EASA. Using this experience, together with our strategies to accelerate the development of new products and technologies, we intend to meet our proposed certification schedule.

Competition

We believe the primary sources of competition for our business are the following:
•	Focused UAM developers, including: Archer Aviation, Beta Technologies, Ehang, Joby Aviation, Lilium, Vertical Aerospace, Volocopter and Wisk; and
•	Established aerospace and automotive companies developing UAM businesses, including: Airbus, Bell Textron, Honda and Hyundai.

In addition, we are likely to face competition in our specific business segments from the following:
•	Fleet operations – Fixed wing and helicopter operators that do not partner with us;
•	Service and support – Airbus, Bell Textron and The Boeing Company which have built extensive service and support networks that could compete with our eVTOL support services in the future; and
•	UATM – A number of companies are developing Unmanned Traffic Management (UTM) systems designed to manage unmanned drone flights, which if enhanced to a higher level of safety standard, could potentially compete with our UATM system in the future. However, we do not believe UTM systems are currently designed to perform at the same level of safety, capability and assurance that regulators and the traveling public expect from air traffic management software used for piloted, passenger-carrying aircraft.

We believe the primary factors that will drive success in the UAM market include the following:
•	performance of our eVTOL aircraft relative to both competitive eVTOL aircraft and traditional aircraft;
•	the ability to certify the aircraft in a timely manner;
•	the ability to manufacture efficiently at scale;
•	the ability to partner with certified third parties to operate our and third parties’ eVTOL aircraft and scale the service adequately to offer affordable end-user pricing;
•	the ability to offer UAM services, directly or indirectly by partnering with third parties, and routes that provide adequate value to customers;
•	the ability to develop or otherwise capture the benefits of next-generation technologies; and
•	the ability to deliver products and services at a high-level of quality, reliability and safety.

Human Capital

As of December 31, 2022, we had 149 full-time employees, 52 of which were members of our engineering workforce. We are still in the process of transitioning employees from ERJ to Eve and expect this process to continue throughout 2023. We also note that our direct headcount does not include up to 5,000 ERJ employees, including 1,600 identified engineers, that we have first priority access to under MSAwith ERJ. Our strategy is to maintain a lean and agile direct employee team at Eve, focused on high value engineering, project management and business development functions, supplemented by a larger pool of ERJ employees available to us on a flexible and cost-effective basis pursuant to the MSAs.

In Brazil, all our employees are unionized. According to Brazilian labor laws, salary readjustments and other clauses negotiated in collective bargaining agreements extend to all Brazilian employees covered by such clauses. We believe we have good relationships with our employees and have not experienced any interruptions of operations due to labor disagreements with them.

Diversity and Inclusion

We encourage employee engagement with affinity and employee resource groups as well as seminars to discuss gender, age, ethnicity, disability and LGBTQIA+ issues. We are focused on building support across all teams and individuals, ensuring everyone has a voice and treats others with respect.

Our Commitment to Environmental, Social and Governance Leadership

By developing an efficient, electric aircraft with zero local carbon emissions, a low noise footprint and high levels of safety, we believe we can make a meaningful contribution to tackling the dual challenges of traffic congestion and climate change.

We are building a dedicated, diverse and inclusive workforce to achieve this goal while adhering to best practices in risk assessment, mitigation and corporate governance. We plan to report how we oversee and manage Environmental, Social and Governance (“ESG”) factors material to our business, and also evaluate how our ESG objectives align with elements of the United Nations Sustainable Development Goals (“SDGs”).

Our ESG initiative is organized into three pillars, which, in turn, contain focus areas for our attention and action:

  Environmental - Our Environmental pillar is focused on being a good steward of the natural environment through the production and development of innovative designs that reduce resource use and energy consumption, and which have a full life-cycle design approach.

  Social - Our Social pillar is focused on promoting diversity, equity and inclusion, while underpinning all of our activities with a core focus on health and safety. In addition, we strongly believe in the democratization of urban air mobility, which we plan to promote by developing UAM solutions that are affordable, green and accessible.

  Governance - Our Governance pillar focuses on upholding our commitment to ethical business conduct, integrity and corporate responsibility, and integrating strong governance and enterprise risk management oversight across all aspects of our business.

Our Focus on Sustainable Manufacturing and Safety

Our engineering and design standards are intended to ensure that we are operating in an efficient, safe, sustainable and compliant manner, and encourage us to be leaders in pursuing environmentally friendly production practices. Our Sustainability Team works closely with our operating units to track material inputs and outputs, to build strategies for chemical reduction and elimination, and to review the proper handling and disposal of our materials. We are also pursuing a life cycle assessment of our manufacturing processes in order to build a reliable and transparent data set that will allow us to monitor and mitigate our emissions, waste and natural resource consumption over time.

With safety as a core value, we emphasize the need for strict compliance with all safety rules and best practices, including mandatory safety training and reporting procedures through our Human Resources and Safety team. We require all employees to participate in company-wide safety initiatives and education, and we conduct regular safety audits to ensure proper safety policies, programs, procedures, analysis and training are in place.

Available Information

Our website address is www.eveairmobility.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this report. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are, or will be, available (free of charge) on our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may harm our business, financial condition and operating results. Such risks include, but are not limited to:

  The market for Urban Air Mobility (UAM) has not been established with precision, is still emerging and may not achieve the growth potential we expect, or may grow more slowly than expected.
  There may be reluctance by consumers to adopt this new form of mobility, or unwillingness to pay our projected prices.
  There may be rejection of eVTOL operation in certain localities due to a perceived risk of safety or burden on local communities from eVTOL operations.
  If current airspace regulations are not modified to increase air traffic capacity, our business could be subject to considerable capacity limitations.
  Urban Air Traffic Management (UATM) may not be able to provide adequate situational awareness and equitable airspace access to eVTOLs or may not allow industrial scalability.
  The regulatory environment for third-party service and technology providers (which UATM could be labeled as) may not be specific enough to support our UATM solution, or may delay its adoption.
  Our UATM solution may underperform if it has a defect or it is not delivered on the projected timeline.
  We may not be able to launch our eVTOL and related services on the timeline projected.
  We may be unable to secure third parties to provide aerial ridesharing services and to make the necessary changes to, and operate, vertiports using our aircrafts, or otherwise make the services sufficiently convenient to drive customer adoption.
  Our customers’ perception of us and our reputation may be impacted by the broader industry and customers may not differentiate our aircraft and services from our competitors.
  Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for UAM services, including changes resulting from the COVID-19 pandemic.
  Neither we nor ERJ have manufactured or delivered any eVTOL aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment.
15

  Our eVTOL aircraft may not perform at the level we expect, and may have potential defects, such as higher than expected noise profile, lower payload than initially estimated, shorter range, higher unit cost, higher cost of operation, perceived discomfort during transition phase and/or shorter useful lives than we anticipate.
  We may not be able to produce aircraft in the volumes and on the timelines projected.
  Crashes, accidents or incidents of eVTOL aircraft or involving UATM solutions, lithium batteries involving us or our competitors could have a material adverse effect on its business, financial condition, and results of operations.
  We currently rely and expect to continue to rely on ERJ to provide services, products, parts and components required to develop and certify our aircraft and to supply critical services, components and systems necessary for our operations, which exposes us to a number of risks and uncertainties outside our control.
  EAH is a majority stockholder of the Company. The concentration of ownership may affect the market demand for our shares.
  We currently do not have a fully defined strategy for the manufacturing of our aircraft following type certification, which exposes us to a number of risks and uncertainties outside our control.
  Our agreements with our customers are non-binding and constitute all of the current orders for our aircraft. If we do not enter into definitive agreements with our customers, or the conditions to our customer’s orders (if any) are not met, or if such orders (if any) are cancelled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.
  We may be unable to obtain relevant regulatory approvals for the commercialization of our aircraft, including Type Certification, Production Certification, and Operating Certification approvals for permitting new infrastructure or accessing existing infrastructure or otherwise.
  Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
  If conflicts arise between us and our strategic partners, our business could be adversely affected or these parties may act in a manner adverse to us.
  The failure of certain advances in technology such as autonomy or battery density to mature at the rates we project may impact our ability to increase the volume of our service and/or drive down end-user pricing at the rates we project.
  We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to achieve or maintain profitability.
  We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft and customer data processed by our third-party vendors.
  Our available capital resources may not be sufficient to meet the requirementsof our business plan and we may need to raise additional capital.
  Brazilian political and economic conditions have a direct impact on our business, and such conditions could adversely affect our business, financial condition and results of operations.

Risks Related to our Business and Industry

Market & Service

The market for Urban Air Mobility (UAM) has not been established with precision, is still emerging and may not achieve the growth potential we expect, or may grow more slowly than expected.

The UAM market is still emerging and has not been established with precision. It is uncertain to what extent market acceptance will grow, if at all. We intend to initially launch operations in a limited number of metropolitan areas. The success of these markets and the opportunity for future growth in these markets may not be representative of the potential market for UAM in other metropolitan areas. Our success will depend to a substantial extent on regulatory approval and availability of eVTOL technology, investments and development of the ecosystem infrastructure, community acceptance, as well as the willingness of commuters and travelers to widely adopt air mobility as an alternative for ground transportation. If the public does not perceive UAM as beneficial, or chooses not to adopt UAM as a result of concerns regarding safety, affordability, value proposition or for other reasons, then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect. As a result, the number of potential fliers using our eVTOL cannot be predicted with any degree of certainty, and we cannot assure you that we will be able to operate in a profitable manner in any of our targeted markets. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

Growth of our business will require significant investments in the development of the UAM ecosystem, infrastructure, technology and marketing and sales efforts. Our current cash flow has not been sufficient to support these needs. If our business does not generate the level of available cash flow required to support these investments, our results of operations will be negatively affected. Further, our ability to effectively manage growth and expansion of our operations will also require us to enhance our research and development, manufacturing, operational systems, internal controls and infrastructure, human resources policies and reporting systems. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources.

There may be reluctance by consumers to adopt this new form of mobility, or unwillingness to pay our projected prices.

Our growth is highly dependent upon the adoption by consumers of an entirely new form of mobility offered by eVTOL aircraft and the UAM market. If consumers do not adopt this new form of mobility or are not willing to pay the prices shared for aerial ridesharing services, our business may never materialize and our prospects, financial condition and operating results will be harmed. This market is new, rapidly evolving, and characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, new aircraft announcements and changing consumer demands and behaviors.

Our success in a given market will depend on the local infrastructure and regulations, on our partners’ ability to develop a network of passengers and accurately assess and predict passenger demand and price sensitivity. Demand and price sensitivity may fluctuate based on a variety of factors, including macroeconomic factors, quality of service, negative publicity, safety incidents, corporate reporting related to safety, quality of customer support, perceived political or geopolitical affiliations, or dissatisfaction with our brand, products and offerings in general. If our commercial partners fail to attract passengers or fail to accurately predict demand and price sensitivity, it would harm our financial performance and our competitors’products may achieve greater market adoption and may grow at a faster rate than our business.

We expect that a large driver of passenger demand for aerial ridesharing services will be time savings when compared with alternative modes of transportation. Should we or our commercial partners be unable to deliver a sufficient level of time savings for our eVTOL passengers or if expected time savings are impacted by delays or cancellations, it could reduce demand for aerial ridesharing services. If we or our commercial partners are unable to generate demand or demand falls, our business, financial condition, and results of operations could be adversely affected.

There may be rejection of eVTOL operation in certain localities due to a perceived risk of safety or burden on local communities from eVTOL operations.

We are developing eVTOL to a level of safety that is higher than that of a light aircraft, a level that is perceived by us and the regulators to be adequate for the safe operation of eVTOLs in urban centers. However, the safety record of the fleet will also depend on factors external to the vehicle and the understanding of which is currently being constructed, such as the integration of eVTOL fleets with other aircraft operating in the same urban airspace. If the prediction of important characteristics of the system, such as route placement, vehicle separation and communication protocols, is not accurate, or if these considerations are not properly taken into account,the safety level of the fleet operation may be negatively affected.

The approval of local authorities of the operation of the eVTOLs will be influenced by the public opinion about the burden imposed on that community by the vehicle operations. Local populations, being potential users of the eVTOL service or not, may perceive the external noise of the vehicles, visual pollution and changes in the neighborhood provoked by vertiport operations to be unreasonable with respect to the benefits brought by the vehicles in terms of traffic congestion reduction and decrease in travel times. If that is the case, the demand for the vehicles and its operations may be negatively affected.

If current airspace regulations are not modified to increase air traffic capacity, our business could be subject to considerable capacity limitations.

A failure to increase air traffic capacity at and in the airspace serving key markets, including around major airports, in the United States or overseas, could create capacity limitations for our future operations and could have a material adverse effect on our business, results of operations and financial condition. Weaknesses in airspace and air traffic control system worldwide, including the National Airspace System and the Air Traffic Control (“ATC” ) system, such as outdated procedures and technologies, could result in capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions to our service. While our aircraft is designed to operate in the National Airspace System under existing rules, our business at scale will likely require airspace allocation for UAM operations. Our inability to obtain sufficient access to the National Airspace System could increase our costs and reduce the attractiveness of our service.

Urban Air Traffic Management (UATM) may not be able to provide adequate situational awareness and equitable airspace access to eVTOLs or may not allow industrial scalability.

Urban Air Traffic Management (UATM) is a system that will enable UAM scalability and will mature over time to support market requirements. The UATM systems will provide traffic management services to the UAM ecosystem, including to vehicles, fleet operators, vertiports, pilots, fleet managers, network operating centers and air navigation service providers, with the objective of improving the efficiency and safety of UAM operations. The UATM systems are therefore perceived as an enabler to allow the safe scalability of the industry as the quantity of eVTOL operations increases over time.

An accident or incident resulting from the low performance of one of the UATM systems or its inability to provide adequate safety levels may negatively affect public perception and the UAM industry as whole.

Additionally, if UATM systems do not target appropriate services, it may affect their ability to support increased traffic volume and therefore impact the ability for industrial scalability. This may be the result of collecting the wrong data necessary to support future safety cases required for airspace authorities to approve new regulations and/or the inability to manage traffic equitably for all airspace users, including airspace access for eVTOLs.

There is a risk that the regulatory environment for third-party service and technology providers (which UATM could be labeled as) may not be specific enough to support our UATM solution, or may delay its adoption.

Every country is on a different journey with a corresponding timetable towards establishing the regulatory environment that will support third-party technology and service providers to buttress the air traffic management industry. As more varied and unique aircraft, each with unique operating characteristics (for instance, drones as compared to general aviation aircraft), are all vying for access to dense, low altitude airspace, solutions like UATM seek to standardize the way in which such airspace can be safely managed. However, as technology development usually outpaces regulation, it is foreseeable that a certain degree of business risk or regulatory risk is inherent in the investment and deployment of this new technology. Therefore, a lack of necessary regulations to help the industry understand how it may commercialize such third-party offerings, such as UATM, may result in a poor business environment that may make it difficult to achieve the deployment of UATM based on each country’sprogress towards regulating similar service providers.

Additionally, competing systems or solution providers may use the lack of regulation to their advantage, leading to an unsafe operating environment that would cause we and our UATM solution to consider suspending operations until such time when clarity and an appropriate safety case with the local regulator could be established. This may negatively impact the financial results of our UATM product, its ability to provide a return on its investment, and therefore damage the business model of our UATM solution.

Our UATM solution may underperform if it has a defect or it is not delivered on the projected timeline.

We are developing our own UATM solution. We currently plan for our UATM systems to include urban aeronautical information management, vertiport information management, flight planning and authorization, traffic flow management, weather management, and collaborative or common situation awareness and any other feature identified during the interaction with stakeholders.

The underperformance of the UATM systems could result from improperly defining the system requirements and system architecture. The inability to accurately define the system requirements would result in an undesirable product by the target users and customers, including but not limited to the fleet operators, vertiport operators and air navigation service providers. By not providing the necessary services at the required time, UATM may negatively impact the ability of UAM to scale at the desired pace. Additionally, by not providing the right services, there is a heightened risk that competitors will capture additional market share. Failing to define and implement the right system architecture will make it more difficult for UATM systems to scale and evolve over time with new requirements and to integrate with other systems.

There can be no assurance that we will be able to detect and fix all defects in the UATM system prior to its entry into service. Defects could occur as a result of incorrectly identifying the standards that the UATM software must be built towards. By failing to build towards the correct standards, the impacted UATM system will not be allowed to enter into service, resulting in significant re-work to meet the required qualifications, with the project incurring schedule delays, cost overrun or, ultimately, causing eVTOL accidents.

Schedule delays of UATM systems may result in losing near-term market share to the competition. Competing service providers will begin generating hours of in-service experience earlier and become more established and desirable to the market, making it more difficult for us to become an established service provider in the future. Additionally, delays of UATM systems currently under development and systems to be developed in the future may impede the industrial scalability of UAM, impacting the volume of vehicle sales and service and support contracts.

We may not be able to launch our eVTOL and related services on the timeline projected.

We will need to address significant regulatory, political, operational, logistical, and other challenges in order to launch our eVTOLs. We do not currently have infrastructure in place to operate the service and such infrastructure may not be available or may be occupied on an exclusive basis by competitors. We also have not yet received certifications from the FAA, the ANAC, the EASA or other certifications of our aircraft or other required airspace or operational authority and government approvals, which are essential for aircraft production and operation. In addition, our pre-certification operations may increase the likelihood of discovering issues with our aircraft, which could result in delays to the certification of our aircraft. Any delay in the financing, design, manufacture and launch of our aircraft could materially damage our brand, business, prospects, financial condition and operating results. Aircraft manufacturers often experience delays in the design, manufacture and commercial release of new aircraft. These delays may result in additional costs and adverse publicity for our business. If we are not able to overcome these challenges, our business, financial condition and result of operations will be negatively impacted and our ability to grow our business will be harmed.

Our competitors may commercialize their technology before we do, either in general or in specific markets.

We expect this industry to be increasingly competitive and it is possible that our competitors could get to market before we do, either generally or in specific markets. Even if we are first to market, we may not fully realize the benefits we anticipate, and we may not receive any competitive advantage or may be overcome by other competitors. If new companies or existing aerospace companies launch competing solutions in the markets in which we intend to operate and obtain large scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing a UATM solution, making it easier for them to obtain the permits and authorizations required to manufacture or operate eVTOL aircrafts in the markets in which we intend to launch or in other markets.

Many of our current and potential competitors are larger and have substantially greater resources than we have and expect to have in the future. They may also be able to devote greater resources to the development of their current and future technologies or the promotion and sale of their offerings, or offer lower prices. In particular, our competitors may be able to receive airworthiness certificates or production certificates for their aircraft prior to us receiving such certificates. Our current and potential competitors may also establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and offerings. Further, it is possible that domestic or foreign companies or governments, some with greater experience in the aerospace industry or greater financial resources than we possess, will seek to provide products or services that compete directly or indirectly with ours in the future.

We may be unable to secure third parties to provide aerial ridesharing services and to make the necessary changes to, and operate, vertiports using our aircrafts, or otherwise make the services sufficiently convenient to drive customer adoption.

Our business will heavily depend on third-party operators to develop and launch aerial ride sharing services and to make the necessary changes to vertiport infrastructure, including installation of necessary charging equipment, to enable adoption of our eVTOL aircraft. While we expect to be able to develop strategic partnerships with third-party fleet and vertiport operators to provide a comprehensive UAM passenger service, we cannot guarantee that we will be able to do so effectively, at prices that are favorable to us, or at all. While we do not intend to own or operate vertiports or aerial ride sharing services, our business will rely on such services. Our business and our brand will be affiliated with these third-party ground operators and we may experience harm to our reputation if our third-party ground operators suffer from poor service, negative publicity, accidents, or safety incidents. The foregoing risks could adversely affect our business, financial condition and results of operations.

Our customers’perception of us and our reputation may be impacted by the broader industry and customers may not differentiate our aircraft and our services from our competitors.

Customers and other stakeholders may not differentiate between us and the broader aviation industry or, more specifically, the UAM service industry. If our competitors or other participants in this market have issues in a wide range of areas, including safety, technology development, engagement with aircraft certification bodies or other regulators, engagement with communities, target demographics or other positioning in the market, security, data privacy, flight delays, or bad customer service, such problems could impact the public perception of the entire industry, including our business. We may fail to adequately differentiate our brand, our services and our aircraft from others in the market which could impact our ability to attract passengers or engage with other key stakeholders. The failure to differentiate ourselves and the impact of poor public perception of the industry could have an adverse impact on our business, financial condition, and results of operations.

Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for UAM services, including changes resulting from the COVID-19 pandemic.

Our business will be primarily concentrated on commercializing our eVTOL aircraft, providing agnostic UAM capacity by operating a fleet of eVTOLs together with partners and providing a suite of services including maintenance, technical support and training to our and third parties’eVTOL aircrafts, which we expect may be vulnerable to changes in consumer preferences, discretionary spending and other market changes impacting discretionary purchases. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability, including the current business disruption and related financial impact resulting from the global COVID-19 health crisis. During such periods, eVTOL passengers may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for air transportation, including UAM services, or could shift demand from our UAM services to other methods of air or ground transportation for which we do not offer a competing service. If we are unable to generate demand or there is a future shift in consumer spending away from UAM services, our business, financial condition and results of operations could be adversely affected.

Aircraft and Production

Neither we nor ERJ have yet manufactured or delivered to customers any eVTOL aircraft, which makes evaluating our business and future prospects difficult and increases investment risk.

The UAM Business was launched by ERJ in 2017 and ERJ has a limited operating history in the urban air mobility industry, which is continuously evolving. Our eVTOL aircraft is in the early development stage and we do not expect our first serial vehicle to be produced until 2026, if at all. We have no experience in high volume manufacturing of the planned eVTOL aircraft. We cannot assure you that we or our partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our aircraft. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into the UAM industry, including, among other things, with respect to our ability to:

•	design and produce safe, reliable and quality eVTOL aircraft on an ongoing basis;
•	obtain the necessary regulatory approvals in a timely manner, including receipt of governmental authority for manufacturing the equipment and, in turn, marketing, selling and operating our UAM services;

•	develop a UATM solution;
•	build a well-recognized and respected brand;
•	establish and expand our customer base and strategic partners;
•	successfully market not just our eVTOL aircraft but also the other services we intend to provide, such as maintenance, materials, technical support and training services;
•	successfully service our eVTOL aircraft after sales and maintain a good flow of spare parts and customer goodwill;
•	improve and maintain our operational efficiency;
•	successfully execute our manufacturing and production model and maintain a reliable, secure, high- performance and scalable technology infrastructure;
•	predict our future revenues and appropriately budget for our expenses;
•	attract, retain and motivate talented employees;
•	anticipate trends that may emerge and affect our business;
•	anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
•	navigate an evolving and complex regulatory environment.

If we fail to adequately address any or all of these risks and challenges, our business may be harmed.

Our eVTOL aircraft may not perform at the level we expect, and may have potential defects, such as higher than expected noise profile, lower payload than initially estimated, shorter range, higher unit cost, higher cost of operation, perceived discomfort during transition phase of flight and/or shorter useful lives than we anticipate.

Our eVTOL aircraft may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our eVTOL aircraft may have a higher noise profile than we expect or carry a lower payload or have shorter maximum range than we estimate. Our eVTOL aircraft also uses a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced. The ability of our eVTOL aircraft to perform as expected depends on the development of certain components, such as batteries, the technology of which is currently under development and therefore not yet proven in operation.

While we have performed initial tests with flying vehicles and components in test rigs, in some instances we are still relying on projections and models to validate the projected performance of our aircraft. To date, we have been unable to validate the performance of our eVTOL aircraft over the expected lifetime of the aircraft. There can be no assurance that we will be able to detect and fix any defects in the eVTOL aircraft prior to their use in our service. For example, a flight in an eVTOL aircraft will be unlike anything passengers have experienced before, and due to the aircraft characteristics (including a comparatively light weight, multiple rotors, vertical takeoff, and transition to forward flight) and operation characteristics (flying at low altitudes close to buildings, likely to frequently encounter turbulence), passengers may be susceptible to motion sickness during the transitioning phases.

We expect to introduce new and additional features and capabilities to the aircraft and our service over time. For example, while our vehicles will begin its operation with a pilot onboard, we project that they will evolve to become autonomous vehicles over time. If successful, this would reduce the cost of operation related to hiring the crew, although part of the cost reduction will be offset by the need to introduce additional equipment and sensors needed for autonomous flights. As with other areas of the vehicle, we expect to improve the autonomous capabilities of our aircraft through testing and simulations throughout the vehicle development process, since this technology and capability is currently not available for vehicles of this nature. However, we may be unable to develop or certify these upgrades in a timely manner, or at all, which could have a material adverse impact on our business, financial condition, and results of operations.

We may not be able to produce aircraft in the volumes and on the timelines projected.

There are significant challenges associated with mass producing aircraft in the volumes that we are projecting. The aerospace industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing aircraft, long lead times to bring aircraft to market from the concept and design stage, the need for specialized design and development expertise, extensive regulatory requirements, establishing a brand name and image and the need to establish maintenance and service locations. As a manufacturer of electric aircraft, we face a variety of added challenges to entry that a traditional aircraft manufacturer would not encounter including additional costs of developing and producing an electric powertrain, regulations associated with the transport of lithium-ion batteries and unproven high-volume customer demand for a fully electric aerial mobility service. Additionally, we are relying on ERJ to develop production lines for components and at volumes for which there is little precedent within the traditional aerospace industry. The ability to reach high vehicle production volumes also depends on the supply of components and systems reliably at adequate rates, and such components are not manufactured at scale at this moment. Additionally, there may be competition between markets for related products that may affect the ability of suppliers to provide equipment. These products include, for example, batteries, which are in high demand by the automotive industry. In addition, since our eVTOL aircraft cannot be delivered via long distance flights, it is pivotal that we have the ability, in factory, to disassemble aircraft produced in areas that are not close to customer operations immediately after unit production. Tests, transportation and assembly close to customer operations need to follow high standards of safety and efficiency in order to deliver the products to different geographic regions. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

Our business will initially rely on a single aircraft type. Our dependence on our aircraft makes us particularly vulnerable to any design defects or mechanical problems associated with our aircraft or its component parts. Any product defects or any other failure of our aircraft to perform as expected could harm our reputation and result in adverse publicity, delays in or inability to obtain certification, lost revenue, delivery delays, product recalls, product liability claims, harm to our brand and reputation, and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

We are relying on the ERJ entities to manufacture and assemble our eVTOL aircraft pursuant to our MSAwith ERJ and Atech. The initial terms of the MSAswith Atech and ERJ are expected to end on the 10th and 15th anniversaries of May 9, 2022 (the “Closing Date”), respectively. If ERJ or Atech terminates or fails to renew or to comply with the terms of the respective MSAs, we may not be able to engage other manufacturers and suppliers in a timely manner, at an acceptable price or in the necessary quantities.

In addition, our eVTOL will be subject to regulation in Brazil, the U.S., the European Union and in each jurisdiction where our customers are located. ANAC, as well as Civil Aviation Authorities (CAA) in other countries in which our potential customers are located, most notably the FAA and the EASA, must certify or validate the design (Type Certificate) of our eVTOL before we can start delivering it to any customers. As a result, we will also need to do extensive testing to ensure that the aircraft is in compliance with applicable local civil aviation regulation (e.g., ANAC, FAA, EASA), safety regulations and other relevant regulations prior to entry into service. In addition to certification of the aircraft (Type Certificate), we will be required to obtain approval from the ANAC, or from local Civil Aviation Authorities where the manufacturing facilities will be located to produce the aircraft according to the approved type design. Our plan involves manufacturing the vehicle in Brazil (under ANAC ’sregulations) and, according to the evolution of market demand, other production facilities shall be implemented, which may be located in other countries outside Brazil, such as the U.S. or Europe. Production approval involves local authority manufacturing approval and extensive ongoing oversight of mass-produced aircraft. If we are unable to obtain production approval for the aircraft, or the ANAC, the FAA, the EASA or local Civil Aviation Authority imposes unanticipated restrictions as a condition of approval, our projected costs of production could increase substantially.

The timing of our production ramp is dependent upon finalizing certain aspects of the design, engineering, component procurement, testing, build out, and manufacturing plans in a timely manner and upon our ability to execute these plans within the current timeline. It is also dependent on being able to timely obtain Production Certification from the respective local Civil Aviation Authority.

Crashes, accidents or incidents of eVTOL aircraft or involving UATM solutions, or lithium batteries involving us or our competitors could have a material adverse effect on our business, financial condition, and results of operations.

Test flying prototype aircraft is inherently risky, and crashes, accidents or incidents involving our aircraft are possible. Any such occurrence would negatively impact our development, testing and certification efforts, and could result in re-design, certification delay and/or postponements or delays to our commercial service launch.

The operation of aircraft is subject to various risks, and we expect demand for our eVTOL aircraft and our UAM services to be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our aircraft. Such accidents or incidents could also have a material impact on our ability to obtain ANAC, FAA and EASA certifications for our aircraft, or to obtain such certifications in a timely manner. Such events could impact confidence in a particular aircraft type or the air transportation services industry as a whole,  particularly if such accidents or disasters were due to a safety fault. We believe that the regulators and the general public are still forming their opinions about the safety and utility of aircraft that are highly reliant on lithium ion batteries, and/or advanced flight control software capabilities. An accident or incident involving either our aircraft or a competitor ’saircraft during these early stages of opinion formation could have a disproportionate impact on the longer-term view of the emerging UAM market.

We are at risk of adverse publicity stemming from any public incident involving our company, our controlling stockholder, our people, our brand or other companies in our industry. Such an incident could involve the actual or alleged behavior of any of our employees or third-party contractors, including ERJ and its other subsidiaries, or the employees or contractors of our competitors. Further, if our personnel, our aircraft, or other types of aircraft, including ERJ’saircraft and the aircraft of our competitors, are involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our employees, our aircraft, the aircraft of our competitors or other types of aircraft could create an adverse public perception, which could harm our reputation, result in passengers being reluctant to use our services, and adversely impact our business, financial condition, and results of operations.

Unsatisfactory safety performance of our aircraft could have a material adverse effect on our business, financial condition, and results of operations.

While we are building operational processes designed to ensure that the design, testing, manufacture, performance, operation and servicing of our aircraft meet rigorous quality standards, there can be no assurance that we will not experience operational or process failures and other problems, including through flight test accidents or incidents, manufacturing or design defects, pilot error, cyber-attacks or other intentional acts, that could result in potential safety risks. Any actual or perceived safety issues may result in significant reputational harm to our businesses, in addition to tort liability, maintenance, increased safety infrastructure and other costs that may arise. Such issues could result in delaying or cancelling planned flights, increased regulation or other systemic consequences. Our inability to meet our safety standards or adverse publicity affecting our reputation as a result of accidents, mechanical or operational failures, or other safety incidents could have a material adverse effect on our business, financial condition and results of operations. In addition, our aircraft may be grounded by regulatory authorities due to safety concerns that could have a material adverse impact on our business, financial condition, and results of operations.

We currently rely and will continue to rely on ERJ to provide services, products, parts and components required to develop and certify our aircraft and to supply critical services, components and systems necessary for our operations, which exposes us to a number of risks and uncertainties outside our control.

While we will have our own engineering capabilities, we will be substantially reliant on ERJ, our controlling stockholder, to provide us with development, certification and other services and supply our aircrafts, at least initially, pursuant to the MSAs. Additionally, ERJ will rely on its suppliers and service providers for the parts and components in our aircraft. ERJ is currently our sole supplier of aircraft development and certain other services. We or ERJ are also, in some cases, subject to sole source suppliers for certain parts and other components for which we rely on, or may be reliant on, to achieve our projected type certification. While we believe that we may be able to establish alternate supply relationships and can obtain replacement components, we may be unable to do so in the short term at prices that are favorable to us or at all. These disruptions in our supply chain could lead to delays in aircraft development, type certification and production, which could materially adversely affect our business, financial condition, and results of operations.

We currently do not have a defined strategy for the manufacturing of our aircraft following type certification, which exposes us to a number of risks and uncertainties outside our control.

We have not decided on a strategy for the manufacturing of our aircraft following type certification. We may rely on ERJ to provide services, products, parts and components required to manufacture our aircraft to sell to final customers. Depending on our defined manufacturing strategy, we may be subject to sole source suppliers for certain parts and other components for which we may be reliant on to achieve our projected high- volume production numbers. This supply chain may expose us to multiple potential sources of delivery failure or component shortages for our aircraft. While we believe that we may be able to establish alternate supply relationships and can obtain replacement components, we may be unable to do so in the short term or at all at prices that are favorable to us.

If any of our suppliers or service partners were to experience delays, disruptions, capacity constraints or quality control problems in its manufacturing operations, or if they choose to not do business with us, we would have significant difficulty in procuring, producing and delivering our aircraft, and our business prospects would be significantly harmed. These disruptions in our supply chains may cause delays in our production process for both prototype and commercial production aircraft which would negatively impact our revenues, competitive position and reputation. Outside the markets where the manufacturing takes place, we will rely on third parties to transport and reassemble the aircraft close to customer operations. In addition, our suppliers or service partners may rely on certain state tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in production if a manufacturing site must be obtained. Further, if we are unable to successfully manage our relationship with our suppliers or service partners, the quality and availability of our aircraft may be harmed. Our suppliers or service partners could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our suppliers or service partners stop or reduce manufacturing our aircraft components for any reason, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact its operations.

The manufacturing facilities of our suppliers or service partners and the equipment used to manufacture our aircraft would be costly and could require substantial lead time to replace and qualify for use. The manufacturing facilities of our suppliers or service partners may be harmed or rendered inoperable by natural or human-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, such as the recent COVID-19 pandemic, which may render it difficult or impossible for us to manufacture our aircraft for some period of time. The inability to manufacture our aircraft, our aircraft components or the backlog that could develop if the manufacturing facilities of our suppliers or service partners are inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We do not control ERJ or our other suppliers or service partners or such parties ’labor and other legal compliance practices, including their environmental, health and safety practices. If ERJ or our other current suppliers or service partners, or any other suppliers or service partners which we may use in the future, violates U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact business, financial condition, and results of operations.

Furthermore, if we experience significant increased demand, or need to replace our existing suppliers, there can be no assurance that additional supplies of aircraft manufacturing or other services or products, parts or other components will be available when required on terms that are acceptable to us, or at all, or that any supplier would allocate sufficient supplies to us in order to meet our requirements or fill our orders in a timely manner. These disruptions in our supply chain could lead to delays in aircraft development and production, which could materially adversely affect our business, financial condition, and results of operations.

Our agreements with our customers and strategic partners are non-binding and constitute all of the current orders for our aircraft. If we do not enter into definitive agreements with our customers, or the conditions to our customer’sorders (if any) are not met, or if such orders (if any) are cancelled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.

Our agreements with potential customers and strategic partners for our eVTOL aircraft are non-binding and constitute all of the current orders for our aircraft. Such orders and agreements are subject to conditions, including the parties reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods and other matters, and entering into definitive agreements. The obligations of such potential customers and strategic partners to consummate any order will arise only after all of such material terms are agreed in the discretion of each party and we enter into definitive agreements with such potential customers. Further, such definitive agreements (if any) will likely be subject to several conditions, including, for example, certification of our aircraft by the ANAC, FAA, EASA or other aviation authorities, and will likely be subject to termination rights. If we do not enter into definitive agreements with our potential customers and strategic partners or, if after entering into definitive agreements, we do not meet any of the agreed conditions or any orders for our aircraft are cancelled, modified or delayed, or otherwise not consummated, or we are otherwise unable to convert our strategic relationships or collaborations into sales revenue, our business, financial condition, and results of operations will be adversely affected.

Our business may be adversely affected by union activities.

Most of our employees are located in Brazil. It is common throughout the aerospace and airline industries generally and in Brazil for many employees to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our Brazilian employees are currently represented by one or more labor unions. As we expand our business there can be no assurances that more of our employees will not join or form a labor union or that we will not be required to become a union signatory. We are also directly or indirectly dependent upon companies with unionized work forces, such as ERJ and parts suppliers. Work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our eVTOL aircraft and have a material adverse effect on our business, financial condition, and results of operations.

Regulatory & Airspace

We may be unable to obtain relevant regulatory approvals for the commercialization of our aircraft (including Type Certification, Production Certification, and Operating Certification), approvals for permitting new infrastructure or access existing infrastructure or otherwise.

The commercialization of new aircraft requires certain regulatory authorizations and certifications, including Type Certification issued by the FAA under 14 CFR Part 23 (ANAC RBAC 23, EASA SC-VTOL) with 14 CFR Part 135 (ANAC RBAC 135) operations specifications. While we anticipate being able to meet the requirements of any required authorizations and certificates, we may be unable to obtain such authorizations and certifications on our anticipated timeline, if at all. Should we fail to obtain any of the required authorizations or certificates in a timely manner, or if any such required authorizations or certificates are modified, suspended or revoked after we obtain them, we may be unable to launch our eVTOL and related services on our anticipated timeline, if at all, which would have adverse effects on our business, financial condition, and results of operations.

Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Aerospace manufacturers are subject to extensive regulatory and legal requirements that involve significant compliance costs. The ANAC, FAA, EASA and other regulators may issue regulations relating to the operation of eVTOL aircraft that could require significant expenditures. Implementation of the requirements created by such regulations may result in increased costs for our customers and us.

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of UAM operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising fares and reducing demand. We cannot assure you that these and other laws or regulations enacted in the future will not harm our business.

The UAM Business is subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operation.

Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology and services, as well as run our operations in the United States, in full compliance with such laws and regulations,  which may include the EAR, the International Traffic in Arms Regulations (“ITA R”), and economic sanctions administered by the Department of State and the Treasury Department’sOffice of Foreign Assets Control (OFAC). Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries, territories, entities, individuals and end users. If we are found to be in violation of these laws and regulations, it could result in civil and criminal, monetary and non-monetary penalties, the loss of export or import privileges, debarment and reputational harm. While none of our current technologies require us to maintain a registration under ITAR, we may become subject to ITAR in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Pursuant to these international trade control laws and regulations, we are required, among other things, to  (i)determine the proper licensing jurisdiction and export classification of products, software, and technology,  and (ii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our business. The authorization requirements may include the need to get permission to release controlled technology to certain foreign person employees and other foreign persons. The authorization requirements further include the need to ensure compliance with trade controls as they apply to the cross-border release of products, software, and technology among our personnel located in the U.S. and abroad. Changes in U.S. foreign trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.

We will be subject to rapidly changing and increasingly stringent laws, regulations, industry standards, and other obligations relating to privacy, data protection, and data security. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.

We are subject to or are affected by a number of federal, state and local laws and regulations, as well as contractual obligations and industry standards, that impose certain obligations and restrictions with respect to data privacy and security, and govern our collection, storage, retention, protection, use, processing, transmission, sharing and disclosure of personal information including that of our employees, customers and others. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. Such laws may be inconsistent or may change or additional laws may be adopted. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, result in penalties or fines, result in litigation, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. Privacy, data protection and consumer protection laws may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies and such changes or developments may be contrary to our existing practices. In addition, we may not be able to monitor and react to all developments in a timely manner. For example, the California Consumer Privacy Act of 2018, which took effect on January 1, 2020, gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. Other laws relating to privacy, data protection, and data security have been passed or been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Compliance with any applicable privacy and data security laws and regulations is a rigorous and time- intensive process, and we may be required to put in place additional mechanisms to comply with such laws and regulations. In addition, the enactment of such laws could impose conflicting requirements that would make compliance challenging.
28

Despite our efforts, we may not be successful in complying with the rapidly evolving privacy, data protection, and data security requirements discussed above. Any actual or perceived non-compliance with such requirements could result in litigation and proceedings against us by governmental entities, passengers, or others, fines, civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our platform in certain jurisdictions, negative publicity and harm to our brand and reputation. We could be required to expend significant capital and other resources to address any such actual or perceived non-compliance which may not be covered or fully covered by our insurance. Such actual or perceived non-compliance could have a material adverse effect on our business, financial condition or results of operations.

Macroeconomic

The eVTOL aircraft industry may not continue to develop, eVTOL aircraft may not be adopted by the market or our independent third-party aircraft operators, eVTOL aircraft may not be certified by transportation authorities or eVTOL aircraft may not deliver the expected reduction in operating costs, any of which could adversely affect our prospects, business, financial condition and results of operations.

eVTOL aircraft involve a complex set of technologies, which we must continue to further develop and rely on our independent third-party aircraft operators to adopt. However, before eVTOL aircraft can fly passengers, we must receive requisite approvals from federal transportation authorities. No eVTOL aircraft are currently certified by the FAA for commercial operations in the United States, by ANAC for commercial operations in Brazil or by the EASA for commercial operations in the European Union, and there is no assurance that our research and development will result in government-certified aircraft that are market-viable or commercially successful in a timely manner or at all. In order to gain government certification, the performance, reliability and safety of eVTOL aircraft must be proven, none of which can be assured. Even if eVTOL aircraft are certified, individual operators must conform eVTOL aircraft to their licenses, which requires FAA approval in the U.S., ANAC approval in Brazil and EASA approval in the European Union, and individual pilots also must be licensed and approved by the FAA, ANAC and EASA to fly eVTOL aircraft in the U.S., Brazil and Europe, respectively, which could contribute to delays in any widespread use of eVTOL aircraft and potentially limit the number of eVTOL aircraft operators available to partner with us.

Additional challenges to the adoption of eVTOL aircraft, all of which are outside of our control, include:

•	market acceptance of eVTOL aircraft;
•	state, federal or municipal licensing requirements and other regulatory measures;
•	third-party operators to develop and launch aerial ride sharing services;
•	urban air traffic management system availability;
•	necessary changes to vertiport infrastructure to enable adoption, including installation of necessary charging equipment; and
•	public perception regarding the noise and safety of eVTOL aircraft.

There are a number of existing laws, regulations and standards that may apply to eVTOL aircraft, including standards that were not originally intended to apply to electric aircraft. Regulatory changes that address eVTOL aircraft more specifically could delay our ability to receive type certification by transportation authorities and thus delay our independent third-party aircraft operators’ability to utilize eVTOL aircraft for their flights. In addition, there can be no assurance that the market will accept eVTOL aircraft, that we will be able to execute on our business strategy, or that our offerings utilizing eVTOL aircraft will obtain the necessary government operating authority or be successful in the market. There may be heightened public skepticism to this nascent technology and its adopters. In particular, there could be negative public perception surrounding eVTOL aircraft, including the overall safety and the potential for injuries or death occurring as a result of accidents involving eVTOL aircraft, regardless of whether any such safety incidents occur involving us. Any of the foregoing risks and challenges could adversely affect ourbusiness, financial condition and results of operations.

We may be unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar products or services, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which could adversely affect our business, prospects, financial condition and operating results. Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including certain technologies deployed in our aircraft or that we utilize in arranging air transportation. To date, we have relied primarily on patents and trade secrets (including know-how), employee and third-party non-disclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our proprietary technology. Our software may also be subject to certain protection under copyright law, though we have chosen not to register any of our copyrights in our software. We routinely enter into non-disclosure agreements with our employees, consultants, volunteers in usability tests or collaborative sessions, third parties and other relevant persons and take other measures to protect our intellectual property rights, such as limiting access to our trade secrets and other confidential information. We intend to continue to rely on these and other means, including patent protection, in the future. The protection of our intellectual property rights will be important to our future business opportunities. However, the steps we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

•	as noted below, any patent applications we submit may not result in the issuance of patents (and some utility patents have not yet been issued to us based on our pending applications);
•	the scope of our utility patents that may subsequently be issued may not be broad enough to protect our proprietary rights;
•	any of our patents that have been issued or may be issued may be challenged or invalidated by third parties;
•	our employees, volunteers or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;
•	third parties may independently develop technologies that are the same or similar to ours;
•	unauthorized parties may attempt to copy aspects of our intellectual property or obtain and use information that we regard as proprietary;
•	intellectual property, trade secrets or other proprietary or competitively sensitive information may be improperly obtained through a cyber-attack or other breach of our systems or our vendor’s systems;
•	our non-disclosure agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours, and there can be no assurance that our competitors or third parties will comply with the terms of these agreements, or that we will be able to successfully enforce such agreements or obtain sufficient remedies if they are breached;
•	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable; and
•	current and future competitors may challenge or circumvent or otherwise design around our patents.

Further, obtaining and maintaining patent, copyright, and trademark protection can be costly, and we may choose not to, or may fail to, pursue or maintain such forms of protection for our technology in the United States, Brazil or other foreign jurisdictions, which could harm our ability to maintain our competitive advantage in such jurisdictions. It is also possible that we will fail to identify patentable aspects of our technology before it is too late to obtain patent protection, that we will be unable to devote the resources to file and prosecute all patent applications for such technology, or that we will inadvertently lose protection for failing to comply with all procedural, documentary, payment, and similar obligations during the patent prosecution process. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate to prevent other parties from infringing our proprietary technology. To the extent we expand our international activities, our exposure to unauthorized use of our technologies and proprietary information may increase. We may also fail to detect unauthorized use of our intellectual property, or be required to expand significant resources to monitor and protect our intellectual property rights, including engaging in litigation, which may be costly, time-consuming, and divert the attention of management and resources, and may not ultimately be successful.

Also, while we have registered and applied for trademarks in an effort to protect our investment in our brand and goodwill with customers, competitors may challenge the validity of those trademarks and other brand names in which we have invested. Such challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark. If we fail to meaningfully establish, maintain, protect and enforce our intellectual property rights, our business, financial condition and results of operations could be adversely affected.

We may need to defend ourselves against intellectual property infringement claims or misappropriation claims, which may be time-consuming and expensive and, if adversely determined, could limit our ability to commercialize our aircraft.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit our ability to make, use, develop or deploy our aircraft and UAM services, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of more formal allegations that we have misappropriated such parties ’trade secrets or other proprietary rights.

Companies owning patents or other intellectual property rights relating to battery packs, electric motors, aircraft configurations, fly-by-wire flight control software or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third-party’sintellectual property rights, we may be required to do one or more of the following:

•	cease development, sales or use of its products that incorporate the asserted intellectual property;
•	pay substantial damages;
•	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or available at all; or
•	re-design one or more aspects or systems of our aircraft or other offerings.

A successful claim of infringement or misappropriation against us could harm our business,financial condition, and results of operations. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

We may not be able to secure adequate insurance policies, or secure insurance policies at reasonable prices.

Through ERJ, we maintain general liability insurance, aviation flight testing insurance, aircraft liability coverage, directors and officers insurance and other insurance policies and we believe our level of coverage is customary in the industry and adequate to protect against claims. However, there can be no assurances that it will be sufficient to cover potential claims, that present levels of coverage will be available in the future at reasonable cost or that we will continue to be able to maintain insurance coverage through ERJ. Further, we expect our insurance needs and costs to increase as we manufacture aircraft, establish commercial operations and expand into new markets, and it is too early to determine what impact, if any, the commercial operation of eVTOLs will have on our insurance costs.

If our relations with our strategic partners were to deteriorate or terminate, our business could be adversely affected or such third parties could act in a manner adverse to our business.

If our relations with our strategic partners were to deteriorate or terminate, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Our collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with our products. Specifically, conflicts with ERJ may adversely impact our ability to manufacture aircraft or scale production, while conflicts with Atech may adversely impact our ability to successfully provide UAM services. While ERJ has agreed in the BCAnot to compete with the Company with respect to certain actions related to the UAM market following the business combination, such non-compete only applies for three years with respect to activities in the European Union and five years with respect to activities elsewhere in the world, and ERJ may still pursue certain investment opportunities related to the UAM Business under the terms of the BCA. Such conflicts with our strategic partners may result in adverse effects on our business, financial condition and results of operations.

The failure of certain advances in technology such as autonomy or battery density to mature at the rates we project may impact our ability to increase the volume of our service and/or drive down end-user pricing at the rates we project.

Our projections rely in part on future advancement of technology, such as aerial and ground-based autonomy and an increase in energy density in batteries. Should these technologies fail to develop, mature or be commercially available within the periods that we project, we may underperform our financial projections, which would materially and adversely affect our business, financial condition, and results of operations.

We are an early-stage company with a history of losses, and we expect to incur significant losses for the foreseeable future and we may not be able to achieve or maintain profitability.

We have incurred significant losses since inception. We incurred net losses of $174.03 million, $18.26 million, and $9.62 million for the years ended December 31, 2022, 2021 and 2020 respectively. We have not yet started commercial operations, and it is difficult for us to predict our future operating results. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our eVTOL aircraft, which are not expected to begin until late 2026 and may occur later or not at all. Even if we are able to successfully develop and sell our aircraft, there can be no assurance that they will be financially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our aircraft, which may not occur. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

We expect our operating expenses to increase over the next several years as we:

•	continue to design, develop, manufacture and move towards marketing our aircraft;
•	expand our production capabilities through ERJ, including costs associated with outsourcing the manufacturing of our aircraft;
•	build up inventories of parts and components for our aircraft;
•	manufacture an inventory of our aircraft;
•	expand our design, development and servicing capabilities;
•	develop commercial and strategic partnerships for fleet operations for a fleet of our eVTOL and/or third parties;
•	continue to develop our air traffic management system;
•	hire more employees;
•	continue research and development efforts relating to new products and technologies;
•	increase our sales and marketing activities and develop our distribution infrastructure; and
•	increase our general and administrative functions to support our growing operations and to operate as a public company.

Because we will incur the costs and expenses from these efforts before we receive any revenue with respect thereto, our losses in future periods will be significant. In addition, these efforts may be costlier than we expect and may not result in any revenue or growth in our business. Any failure to generate revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow. Furthermore, if our future growth and operating performance fail to meet investor or analyst expectations, or if we have future negative cash flow or losses resulting from our investment in acquiring customers or expanding our operations, this could have a material adverse effect on our business, financial condition and results of operations.

We may in the future invest significant resources in developing new offerings and exploring the application of our proprietary technologies for other uses and those opportunities may never materialize.

While our primary focus is on the design, manufacture and operation of our eVTOL aircraft and related UAM services, we may invest significant resources in developing new technologies, services, products and offerings. However, we may not realize the expected benefits of these investments. Relatedly, if such technologies become viable offerings in the future, we may be subject to competition from our competitors within the aviation industry or other industries, some of which may have substantially greater monetary and knowledge resources than we have and expect to have in the future to devote to the development of these technologies. Such competition or any limitations on our ability to take advantage of such technologies could impact our market share, which could have a material adverse effect on our business, financial condition and results of operations.

Such research and development initiatives may also have a high degree of risk and involve unproven business strategies and technologies with which we have limited operating or development experience. They may involve claims and liabilities, expenses, regulatory challenges and other risks that we may not be able to anticipate. There can be no assurance that consumer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. Further, any such research and development efforts could distract management from current operations and would divert capital and other resources from our more established technologies. Even if we were to be successful in developing new products, services, offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that may increase our expenses or prevent us from successfully commercializing new products, services, offerings or technologies.

We may be unable to make certain advances in technology, such as autonomous flying technologies, or such technologies may not mature or be commercially available at the rates projected, which could adversely affect our business, financial condition and results of operations.

Our projections rely in part on future advancement of technology, such as autonomous flying technologies. Should these technologies fail to develop, mature or be commercially available within the periods that we project, we may underperform our financial projections, which would materially and adversely affect our business, financial condition and results of operations.

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in its aircraft and customer data processed by our or third-party vendors.

We are at risk for interruptions, outages and breaches of our: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third- party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) aircraft technology including powertrain and avionics and flight control software, owned by us or our third- party vendors or suppliers; (d) integrated software in our aircraft; or (e) customer data that we process or our third-party vendors or suppliers process on our behalf. Such incidents could: disrupt our operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; result in a loss of competitive advantage over others in our industry; compromise certain information of customers, employees, suppliers, or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our aircraft.

We plan to include avionics and flight control software services and functionality that utilize data connectivity to monitor aircraft performance and to enhance safety and enable cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We intend to use our avionics and flight control software and functionality to log information about each aircraft’suse in order to aid us in aircraft diagnostics and servicing. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects.

Our aircraft contains complex information technology systems and built-in data connectivity to share aircraft data with ground operations infrastructure. We plan to design, implement and test security measures intended to prevent unauthorized access to our information technology networks, our aircraft and related systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, aircraft and systems to gain control of or to change our aircraft ’sfunctionality, performance characteristics, or to gain access to data stored in or generated by the aircraft. A significant breach of our third-party service providers’or vendors’or our own network security and systems could have serious negative consequences for our business and future prospects ,including possible fines, penalties and damages, reduced customer demand for our aircraft or urban aerial ride sharing services and harm to our reputation and brand.

Moreover, there are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, deploy, deliver and service our aircraft, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted and our ability to accurately and timely report our financial results could be impaired. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

We are dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting or retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel, including technology, finance, marketing, sales, aftermarket, and support personnel. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and harm our business, financial condition and results of operations. Additionally, our business, financial condition and results of operations may be adversely affected if we are unable to attract and retain skilled employees to support our operations and growth.

If we or our third-party service providers experience a security breach, or if unauthorized parties otherwise obtain access to our customers’data, our reputation may be harmed, demand for services may be reduced, and we may incur significant liabilities.

Our services involve the storage, processing and transmission of data, including certain confidential and sensitive information. Any security breach, including those resulting from a cybersecurity attack, a phishing attack, an unauthorized access, an unauthorized usage, a virus or a similar breach or disruption, could result in: (i)the loss or destruction of, or unauthorized access to, or use, alteration, disclosure, or acquisition of, data, (ii) damage to our reputation, (iii) litigation, (iv) regulatory investigations, or (v) other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. If our security measures are breached as a result of third-party action, employee error, a defect or bug in our products or those of our third-party service providers, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our data, including our confidential, sensitive, or other information about individuals, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, and we could incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services.

We engage third-party vendors and service providers to store and otherwise process some of our data, including confidential, sensitive, and other information about individuals. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’data security is limited, and, in any event, third parties may be able to circumvent those data security measures, resulting in unauthorized access to our data, or misuse, acquisition, disclosure, loss, alteration, or destruction of our data, including confidential or sensitive information, such as intellectual property and trade secrets, and personal information.

Techniques used to sabotage or obtain unauthorized access to systems or networks are constantly evolving and, in some instances, are not identified until after they have been launched against a target. We and our service providers may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative and mitigating measures. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access or disruption.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

If our operations grow as planned, for which there can be no assurance, we will need to expand our sales, marketing, operations, and the number of partners with whom we do business. Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. The continued expansion of our business may also require additional space for administrative support. If we are unable to drive commensurate growth, these costs, which include lease commitments, marketing costs and headcount, could result in decreased margins, which could have an adverse effect on our business, financial condition and results of operations.

We have been, and may in the future be, adversely affected by health epidemics and pandemics, including the ongoing global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, financial condition and results of operations.

We face various risks related to public health issues, including epidemics, pandemics and other outbreaks, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of aircraft manufacturers and suppliers and has led to a global decrease in aircraft sales and usage in markets around the world. The duration and long-term impact of COVID-19 on our business is currently unknown.

Government authorities have in the past implemented, and may in the future implement, numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures, if implemented, may adversely impact our employees and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities and the production schedule of our aircraft. In addition, various aspects of our business cannot be conducted remotely, including the testing and manufacturing of our aircraft. These measures by government authorities, if implemented, may remain in place for a significant period of time and have in the past adversely affected our testing, manufacturing plans, sales and marketing activities, business and results of operations.

The spread of COVID-19 previously caused us and many of our contractors and service providers to modify our business practices, and we and our contractors and service providers may be required to take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce or contractors and service providers are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted.

The extent to which health epidemics, including the COVID-19 pandemic, impact our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 pandemic, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating activities can resume. The COVID-19 pandemic could limit the ability of our customers, suppliers, vendors and business partners to perform, including third-party suppliers’ ability to provide components and materials used in our aircraft. We may also experience an increase in the cost of raw materials used in the commercial production of our aircraft. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of COVID-19’s global economic impact, including any recession that has occurred or may occur in the future.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations, and we will continue to monitor the situation closely.

We are incurring increased costs as a result of operating as a public company, and our management is devoting substantial time to new compliance initiatives.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company prior to the business combination, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are also subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel are devoting a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and may make other activities more time-consuming and costly, which may increase our net loss. For example, we expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We are subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

We have entered into strategic alliances and may in the future enter into additional strategic alliances, joint ventures or minority equity investments, in each case with various third parties for the production of our aircraft, development of an Urban Air Traffic Management solution, development of agnostic fleet operations and provision of aftermarket services. We may collaborate with other strategic parties with capabilities in the areas of data and analytics, industrial design and manufacture, user experience and engineering. These alliances subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third-party and increased expenses in establishing new strategic alliances, any of which may adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

Strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to continue to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, financial condition and results of operations could be adversely affected.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

If we or ERJ experience harm to our or its reputation and brand, our business, financial condition and results of operations could be adversely affected.

Continuing to increase the strength of our reputation and brand for high-performing, sustainable, safe and cost-effective urban air mobility is critical to our ability to attract and retain customers and partners. Because ERJ is our controlling stockholder and we are highly reliant on ERJ to provide us with certain services and products, parts and other components for our eVTOL under the MSA, the strength of the “ERJ”brand is also critical to our ability to attract and retain customers. In addition, our growth strategy includes plans for international expansion through joint ventures, minority investments or other partnerships with local companies, as well as event activations and cross-marketing with other established brands, all of which benefit from our reputation and brand recognition. The successful development of our reputation and brand and the maintenance of ERJ’sreputation and brand will depend on a number of factors, many of which are outside its control. Negative perception of our platform or company or of our controlling stockholder and key supplier may harm our reputation and brand, including as a result of :

•	complaints or negative publicity or reviews about us, ERJ, independent third-partyaircraft operators,fliers, our air mobility services or other brands or events we associate with, even if factually incorrect or based on isolated incidents;
•	changes to our operations, safety and security, privacy or other policies that users or others perceive as overly restrictive,unclear or inconsistent with our values;
•	illegal, negligent, reckless or otherwise inappropriate behavior by ERJ, fliers, independent or other third parties involved in the operation of our business or by our management team or other employees;
•	actual or perceived disruptions or defects in our flight control software, such as data security incidents, platform outages, payment processing disruptions or other incidents that impact the availability, reliability or security of our offerings;
•	litigation over, or investigations by regulators into, our operations or those of ERJ or our independent third-partyaircraft operators;
•	a failure to operate our business in a way that is consistent with our values;
•	negative responses by independent third-partyaircraft operators or fliers to new mobility offerings;
•	perception of our treatment of employees, contractors or independent third-partyaircraft operators and our response to their sentiment related to political or social causes or actions of management; or
•	any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole .

In addition, changes we may make to enhance and improve our offerings and balance the needs and interests of our independent third-party aircraft operators and fliers may be viewed positively from one group’s perspective (such as fliers) but negatively from another’sperspective (such as independent third-party aircraft operators), or may not be viewed positively by either independent third-party aircraft operators or fliers. If we fail to balance the interests of independent third-party aircraft operators and fliers or make changes that they view negatively, independent third-party aircraft operators and fliers may stop purchasing our aircraft or stop using our platform or take fewer flights, any of which could adversely affect our reputation, brand, business, financial condition and results of operations.

Operations and Infrastructure

There is a shortage of pilots and mechanics which could increase our operating costs and reduce our ability to deploy our service at scale.

There is a shortage of pilots that is expected to exacerbate over time as more pilots in the industry approach mandatory retirement age. Similarly, trained and qualified aircraft mechanics are also in short supply. This will affect the aviation industry, including UAM services and more specifically, our business. Our business is dependent on our operating partners ’ability to recruit and retain pilots qualified to operate our aircraft and mechanics qualified to perform the requisite maintenance activities, either or both of which may be difficult due to the corresponding personnel shortages. If our partners who will operate our fleet of eVTOLs are unable to hire, train, and retain qualified pilots and qualified mechanics, our business could be harmed, and we may be unable to implement our growth plans.

This risk would be exacerbated if certifying authorities alter prevailing operating assumptions to require two pilots per aircraft.  This would increase operating expenses of eVTOLs, possibly reducing addressable market, while also potentially delaying (or even cancelling) our ambitions for autonomous flights.

We may not have enough qualified employees.

Periodically, there is strong competition in the aerospace sector for qualified employees, especially engineers. Whenever this demand occurs, we may not be able to recruit and retain the necessary number of engineers and other qualified employees. If we are unable to timely coordinate our resources or attract and retain qualified employees, our development efforts could slow down and cause aircraft production and delivery delays, which may adversely affect us.

Our aircraft utilization may be lower than expected and our aircraft may be limited in its performance during certain weather conditions.

Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, lightning, hail, known icing conditions and/or fog. Our inability to operate in these conditions will reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at vertiports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events. The success of our business is dependent, in part, on the utilization rate of our aircraft and reductions in utilization will adversely impact our financial performance as well as cause passenger dissatisfaction.

Our aircraft may require maintenance at frequencies or at costs which are unexpected and could adversely impact our business and operations.

Our aircraft are highly technical products that require maintenance and support. We are still developing our understanding of the long-term maintenance profile of the aircraft, and if useful lifetimes are shorter than expected, this may lead to greater maintenance costs than previously anticipated. If our aircraft and related equipment require maintenance more frequently than we plan for or at costs that exceed our estimates, that would disrupt the operation of our service and have a material adverse effect on our business, financial condition, and results of operations.

We are subject to risks associated with climate change, including the potential increased impacts of severe weather events on our operations and infrastructure.

The potential physical effects of climate change, such as increased frequency and severity of storms, floods, fires, fog, mist, freezing conditions, sea-level rise and other climate-related events, could affect our operations, infrastructure and financial results. We could incur significant costs to improve the climate resiliency of our infrastructure and otherwise prepare for, respond to, and mitigate such physical effects of climate change. We are not able to accurately predict the materiality of any potential losses or costs associated with the physical effects of climate change.

We are subject to many hazards and operational risks that can disrupt our business, including interruptions or disruptions in service at our facilities, which could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to many hazards and operational risks inherent to our business, including general business risks, product liability and damage to third parties, our infrastructure or properties that may be caused by fires, floods and other natural disasters, power losses, telecommunications failures, terrorist attacks (including hijacking, use of the aircraft as a weapon, or use of the aircraft to disperse a chemical or biological agent), catastrophic loss due to security related incidents, human errors and similar events. Additionally, our manufacturing operations are hazardous at times and may expose us to safety risks, including environmental risks and health and safety hazards to our employees or third parties.

Financial Risks

We have broad discretion in how we use the net proceeds from the business combination, and we may not use them effectively.

We cannot specify with any certainty the particular uses of the net proceeds that we received from the business combination. Our management has broad discretion in applying the net proceeds we received upon consummation of the business combination. We may use the net proceeds for general corporate purposes, including working capital, operating expenses, and capital expenditures, and we may use a portion of the net proceeds to acquire complementary businesses, products, offerings, or technologies. We may also spend or invest these proceeds in a way with which our stockholders disagree. If our management fails to use these funds effectively, our business could be seriously harmed.

If securities or industry analysts either do not publish research about us, or publish inaccurate or unfavorable research about us, our business, or our market, or, if such analysts change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide more favorable recommendations about our competitors, or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

Our available capital resources may not be sufficient to meet the requirements for additional capital.

Prior to the consummation of the business combination, our operations and capital expenditures were financed primarily with ERJ’savailable cash. On January 23, 2023, EVE Soluções de Mobilidade Aérea Urbana, Ltda. (“Eve Brazil”), a Brazilian limited liability company and a wholly owned subsidiary of the Company, entered into a loan agreement with Banco Nacional de Desenvolvimento Econômico e Social – BNDES, Brazilian Development Bank (“BNDES”), pursuant to which, subject to the conditions set forth therein, BNDES agreed to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490.00 million (approximately U.S.$95.25 million), to support the first phase of the development of the Company’s eVTOL project. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the COVID-19 pandemic and related financial impact has resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

EAH is a majority stockholder of the Company. The concentration of ownership may affect the market demand for Eve Holding shares.

EAH holds a significant majority of the Company’sshares of common stock. While EAH maintains such holding, and as a consequence of such holding, EAH will have substantial influence over Eve Holding’s business, including decisions regarding mergers, consolidations, the sale of all or substantially all of its assets, election of directors, declaration of dividends and other significant corporate actions. As the controlling stockholder, EAH may take actions that are not in the best interests of the Company’sother stockholders. These actions may be taken in many cases even if they are opposed by the Company’sother stockholders. In addition, this concentration of ownership may discourage, delay or prevent a change in control which could deprive stockholders of an opportunity to receive a premium to the trading price for the shares as part of a sale of the Company.

Risks Related to our Ties to Brazil

Developments and the perception of risk in Brazil and other countries, especially other emerging markets, may adversely affect our business, financial condition and results of operations.

While we are a Delaware corporation, ERJ, our indirect controlling stockholder and main supplier, as well as one of our operating subsidiaries, are both Brazilian companies. As a result, the market value of our securities may be affected by economic and market conditions in Brazil and other countries, including European Union and Latin American countries and other emerging market countries. Although economic conditions in those countries may differ significantly from economic conditions in the U.S., investors ’reactions to developments in other countries may have an adverse effect on the market value of our securities. Crises elsewhere may diminish investor interest in securities of companies with strong ties to Brazil, like us. This could adversely affect the trading price of our securities and could also make it more difficult for us to access the capital markets and finance our operations in the future on acceptable terms, or at all.

To the extent the conditions of the global markets or economy deteriorate, our business may be adversely affected. The weakness in the global economy has been marked by, among other adverse factors, lower levels of consumer and corporate confidence, decreased business investment and consumer spending, increased unemployment, reduced income and asset values in many areas, currency volatility and limited availability of credit and access to capital. Developments or economic conditions in other emerging countries have at times significantly affected the availability of credit to companies with significant operations in Brazil and resulted in considerable outflows of funds from Brazil, decreasing the amount of foreign investments in Brazil and impacting overall growth expectations for the Brazilian economy.

Crises and political instability in other emerging market countries, as well as the United States, Europe or other countries, including increased international trade tensions and protectionist policies, could decrease investor demand for securities offered by companies with significant operations in Brazil, such as ours. Additionally, growing economic uncertainty and news of a potentially recessive economy in the United States may also create uncertainty in the Brazilian economy. These developments, as well as potential crises and other forms of political instability arising therefrom or any other unforeseen development, may adversely affect the United States and the global economy and capital markets, which may, in turn, materially adversely affect our business, financial condition and results of operations.

Brazilian political and economic conditions have a direct impact on us and may adversely affect our business, financial condition and results of operations.

The Brazilian federal government has frequently intervened in the Brazilian economy and occasionally has made significant changes to policy and regulations, including its monetary, fiscal, credit and tariff policies and rules. The Brazilian government’sactions to control inflation and other policies and regulations have often involved, among other measures, increases or decreases in interest rates, changes in tax policies, wage and price controls, blocking access to bank accounts, foreign exchange rate controls, currency exchange and remittance controls, devaluations, capital controls and import and export restrictions. We have no control over and cannot predict what measures or policies the Brazilian government may take in the future and how these could impact us and our business. Our business, financial condition and results of operations may be adversely affected by changes in policy and regulations at the federal, state or municipal level involving factors such as:

•              expansion or contraction of the Brazilian economy, as measured by gross domestic product, or GDP, rates;

•              interest rates;

•              exchange rates;

•              currency fluctuations;

•              monetary policies;

•              inflation;

•              liquidity of capital and lending markets;

•              import and export controls;

•              exchange control and restrictions on remittances abroad;

•              modifications to laws and regulations according to political, social and economic interests;

•              economic, political and social instability, including general strikes and mass demonstrations;

•              the regulatory framework governing the aeronautical sector;

•              commodity prices;

•              public health, including as a result of epidemics and pandemics, such as the COVID-19 pandemic;

•              fiscal policies and changes in tax laws;

•              labor and social security regulations;

•             energy and water shortages and rationing; and

•             other political, diplomatic, social and economic developments in or affecting Brazil.

Uncertainty over whether the Brazilian government would implement changes in policy, regulation or legislation affecting the above mentioned factors and others creates instability in the Brazilian economy, increasing the volatility of the Brazilian market. These uncertainties and other future developments in the Brazilian economy may adversely affect our activities, and consequently our operating results. We cannot predict which policies the Brazilian government will adopt or whether these newly adopted policies or changes in current policies may have an adverse effect on us or the Brazilian economy. These factors are compounded as Brazil emerges from a prolonged recession after a period of a slow recovery.

Brazil’s GDP has fluctuated over the past decade. Brazil’s GDP is expected to have grew 3.0% in 2022 and had a growth rate of 5.0% in 2021, a contraction rate of 3.3% in 2020, driven by the COVID-19 pandemic, growth rates of 1.1% in 2019 and 2018, 1.3% in 2017, contraction rates of 3.3% in 2016 and 3.5% in 2015, and growth rates of 0.5% in 2014, 3.0% in 2013, 1.9% in 2012, 4.0% in 2011 and 7.5% in 2010. According to the Focus bulletin dated January 27, 2023, the consensus of Brazilian economists was for expectations of Brazilian GDP to increase 0.8% in 2023.

Our results of operations and financial condition have been, and will continue to be, affected by the growth rate of the Brazilian GDP. Developments in the Brazilian economy may affect Brazil’sgrowth rates and, consequently, the use of our products and services.

Further, Brazil’spolitical environment has historically influenced, and continues to influence, the performance of the country’seconomy. The recent economic instability in Brazil has contributed to a decline in market confidence in the Brazilian economy as well as to a deteriorating political environment.

As has been true in the past, the current political and economic environment in Brazil has affected and is continuing to affect the confidence of investors and the general public ,which has historically resulted in economic deceleration and heightened volatility in the securities offered by companies with significant operations in Brazil, which may adversely affect the price of our common stock.

Political instability, including as a result of ongoing corruption investigations, may adversely affect our business, financial condition and results of operations.

Brazil’spolitical environment has historically influenced, and continues to influence, the performance of the country’seconomy. Political crises have affected, and continue to affect, the confidence of investors and that of the public in general, resulting in economic downturn and heightened volatility of securities issued by Brazilian companies, like ERJ.

Brazilian markets have experienced heightened volatility due to uncertainties derived from ongoing investigations into money laundering and corruption conducted by the Brazilian Federal Police and the Federal Prosecutor’sOffice, and the impact of these investigations on the Brazilian economy and political environment.

The ultimate outcome of these investigations is uncertain, but they had an adverse impact on the image and reputation of the implicated companies, and on the general market perception of the Brazilian economy. We cannot predict the effects of further political developments on the Brazilian economy, including the policies that the Brazilian government may adopt or the outcome and development of any of these investigations, which has affected and may continue to adversely affect the Brazilian economy and may adversely affect our business and results of operations.

In addition, during the month of April 2020, the former President of Brazil became involved in political discussions that culminated in the dismissal of the then Minister of Health, Luiz Henrique Mandetta ,and the request for exoneration of the then Minister of Justice, Sergio Moro. These former Ministers were considered reliable individuals of the current Brazilian government and, therefore, the cabinet changes caused further instability in the Brazilian economy and capital markets. As of the date of this report, the Brazilian President Jair Bolsonaro is also under investigation by the Brazilian Supreme Court for alleged improprieties based on accusations made by former Justice Minister Sergio Moro. According to the former minister, the president tried to unduly influence the appointment of Brazilian federal police officers. If the president is found to have committed such acts, then any ensuing consequences, including a potential impeachment, may have adverse effects on the political and economic environment in Brazil, as well as businesses operating in Brazil, including us.

Furthermore, Brazil’s former President Jair Bolsonaro’sCOVID-19 responses have been strongly criticized in Brazil and abroad. COVID-19 disruptive effects have enhanced political uncertainty in Brazil, especially considering political discussions that culminated in the dismissal or resignation of Brazilian Federal Ministers, as well as the corruption accusations against former President Jair Bolsonaro.

On April 14th, 2021, the Brazilian Senate established a parliamentary commission (Comissão Parlamentar de Inquértio ,or CPI), to investigate the alleged mishandling of public funds assigned to combat COVID-19 effects in Brazil. Endorsed by the Brazilian Supreme Court Minister, Luis Roberto Barroso, CPI’s purpose is to investigate actions and omissions by the Brazilian federal government while fighting the pandemic, as well as the healthcare system collapse in the State of Amazonas in early 2021.

In addition, the Brazilian Supreme Court has recently annulled the criminal convictions against then-former Brazilian President Luiz Inácio Lula da Silva, and subsequently reinstated his political rights, which enabled him to run for presidency in the October 2022 election.  Mr. Luiz Inácio Lula da Silva was victorious in the election and took office as President on January 1, 2023.

There can be no assurance that other political events will not cause further instability in the Brazilian economy, in capital markets and in the trading price of securities issued by us. We cannot guarantee that, as these events unfold, they will not have additional adverse impacts on the economic and political situation in Brazil.

The recent economic instability in Brazil, especially as impacted by the COVID-19 outbreak, has contributed to a decline in market confidence as well as a deterioration in the political environment. The current administration promised during the electoral campaign to be committed to a strong anticorruption agenda and a liberal economic view. However, due to the fragmented legislation and different views within the administration, there are uncertainties in the market regarding the future of these two branches of the government, which can lead to increases in volatility and risks to the economy.

A failure by the Brazilian government to implement necessary economic and structural reforms may result in diminished confidence in the Brazilian government’sbudgetary condition and fiscal standing, which could result in a downgrade of Brazil’ssovereign foreign credit rating by credit rating agencies, negatively impact Brazil’seconomy, and lead to further depreciation of the currency and an increase in inflation and interest rates, which could adversely affect our business, financial condition and results of operations.

Inflation and government efforts to combat inflation may adversely affect the Brazilian economy and lead to heightened volatility in the Brazilian capital markets and, consequently, may adversely affect our business, financial condition and results of operations.

Historically, Brazil has experienced high inflation rates. Inflation and certain actions taken by the Central Bank to curb it have had significant negative effects on the Brazilian economy. According to the National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), or IPCA, which is published by The Brazilian Institute of Geography and Statistics (Instituto Brasileiro de Geografia e Estatístic a) (“IBGE”), Brazilian inflation rates were 5.90%, 10.06%, 4.52% and 4.3% in 2022, 2021, 2020 and 2019, respectively. Brazil may experience high levels of inflation in the future and inflationary pressures may lead to the Brazilian government intervening in the economy and introducing policies that could harm our business and the price of our common stock. In the past, the Brazilian government’sinterventions included the maintenance of a restrictive monetary policy with high interest rates that restricted credit availability and reduced economic growth, causing volatility in interest rates. For example, the official interest rate in Brazil oscillated from 7.00% as of December 31, 2017, to 2.00% as of December 31, 2020, as established by the Monetary Policy Committee (Comitê de Política Monetária do Banco Central do Brasil—COPOM) in a meeting on August 5th, 2020. In May 2021, these rates increased again to 3.5%. As of January 8, 2023, the official Brazilian interest rate was 13.75%. Conversely, more lenient government and Central Bank policies and interest rate decreases have triggered and may continue to trigger increases in inflation, and, consequently, growth volatility and the need for sudden and significant interest rate increases, which could negatively affect us and increase our indebtedness.

Given that up to 10% of our future revenues are expected to be in reais, we are particularly affected by increased inflation in Brazil, and we may not be able to increase the amount charged to our customers at the same rate as the increase in inflation. Therefore, inflation and the Brazilian government’smeasures to combat inflation have had, and may continue to have, significant effects on the Brazilian economy and on our business. Strict monetary policies, with high interest rates and high requirements for compulsory deposits, can restrict Brazil’s growth and the availability of credit. On the other hand, softer government and central bank policies and declining interest rates may trigger increases in inflation and, consequently, the volatility of economic growth and the need for sudden and significant increases in interest rates.

Inflationary pressures may result in government intervention in the economy, including policies that may adversely affect the overall performance of the Brazilian economy, which could, in turn, adversely affect our operations and the price of our common stock. Inflation, measures to contain inflation and speculation about potential measures can also contribute to significant uncertainty in relation to the Brazilian economy and weaken investor confidence, which can affect our ability to access finance, including access to equity of international capital markets.

Future measures by the Brazilian government, including reductions in interest rates, intervention in the foreign exchange market and actions to adjust or fix the value of the real, may trigger increases in inflation, adversely affecting the overall performance of the Brazilian economy.

Inflation can also increase our costs and expenses, and we may not be able to transfer such costs to customers, reducing our profit and net profit margins. In addition, high inflation rates generally increase Brazilian interest rates and, therefore, the debt service of the portion of our debt that is in reais, which is indexed to floating rates, may also increase. Due to this, net profit may decrease. Inflation and its effects related to Brazilian interest rates could, in addition, reduce liquidity in the Brazilian capital and financial markets, which would affect the ability to refinance our indebtedness in those markets.

Exchange rate volatility may have adverse effects on the Brazilian economy, our business, financial condition and results of operations.

The Brazilian currency (Brazilian real) has, during the last decades, experienced frequent and substantial variations in relation to the U.S. dollar and other foreign currencies. In 2018, the real depreciated against the U.S. dollar in comparison to December 31, 2017, reaching R$3.8748 per U.S.$1.00 as of December 31, 2018. In 2019, the real depreciated against the U.S. dollar in comparison to December 31, 2018, reaching R$4.0307 per U.S.$1.00 as of December 31, 2019. In 2020, the real depreciated against the U.S.dollar in comparison to December 31, 2019, reaching R$5.1967 per U.S.$1.00 as of December 31, 2020. In 2021 , the real had further depreciated against the U.S. Dollar, reaching R$5.5799 per U.S.$1.00, and in 2022 the real appreciated against the U.S. dollar, reaching R$5.2780 per U.S.$1.00. There can be no assurance that the real will not appreciate or depreciate further against the U.S. dollar or other currencies.

Depreciation of the real against the U.S. dollar creates inflationary pressures in Brazil and causes increases in interest rates, which negatively affects the growth of the Brazilian economy as a whole, curtails access to foreign financial markets and may prompt government intervention, including recessionary governmental policies. Depreciation of the real against the U.S. dollar has also, including in the context of an economic slowdown, led to decreased consumer spending, deflationary pressures and reduced growth of the economy as a whole. On the other hand, appreciation of the real relative to the U.S. dollar and other foreign currencies could lead to a deterioration of the Brazilian foreign exchange current accounts, as well as dampen export-driven growth. Depending on the circumstances, either depreciation or appreciation of the real may materially and adversely affect us.

Depreciation of the real relative to the prevailing rate of inflation, may adversely affect us, mainly due to the fact that we have a good amount of our labor and engineering development costs in Brazil linked to the real and fluctuations of the real relative to inflation, could result in different than expected engineering and selling, general and administrative (SG&A) expenses.

Depreciations of the real relative to the U.S. dollar could also adversely affect us, mainly due to the fact that we will maintain the majority of our cash denominated in U.S. dollars at the same time that a significant portion of our development costs are linked to the Brazilian real currency. A significant fluctuation of the Brazilian real versus the U.S. dollar may result in different than expected development expenses in dollar terms.

On the other hand, an appreciation of the real relative to the U.S. dollar and other foreign currencies may deteriorate the Brazilian foreign exchange current accounts. We and certain of our suppliers purchase goods and services from countries outside Brazil, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods and services that we purchase. Depending on the circumstances, either devaluation or appreciation of the real relative to the U.S. dollar and other foreign currencies could restrict the growth of the Brazilian economy, as well as our business, results of operations and profitability. As a result, we may be materially and adversely affected by exchange rate variations.

Infrastructure and workforce deficiency in Brazil may impact economic growth and have a material adverse effect on our business, financial condition and results of operations.

Our performance is affected by the overall health and growth of the global economy, specifically in Brazil. In Brazil, GDP growth has fluctuated over the past few years, with contractions of 3.5% and 3.3% in 2015 and 2016, respectively, followed by growth of 1.1% in both 2017 and 2018. In 2019, Brazilian GDP grew by 1.0%, and in 2020, it contracted 4.1%. In 2021, Brazilian GDP grew by 5.0% and in 2022, it is expected that GDP grew 3.0% . Growth is limited by inadequate infrastructure, including potential energy shortages and deficient transportation, logistics and telecommunication sectors, general strikes, the lack of a qualified labor force (particularly in information technology sectors), and the lack of private and public investments in these areas, which limit productivity and efficiency. Additionally, despite the business continuity and crisis management policies currently in place, travel restrictions or potential impacts on personnel due to the COVID-19 pandemic may disrupt our business and the markets in which we operate. Any of these factors could lead to labor market volatility and generally impact income, purchasing power and consumption levels, which could limit growth and ultimately have a material adverse effect on us.

Any further downgrading of Brazil’scredit rating could adversely affect the market price of our common stock and debt instruments.

Given the current significance of our Brazil operations to our results of operations as a whole, we may be harmed by investors ’perceptions of risks related to Brazil’ssovereign debt credit rating. Rating agencies regularly evaluate Brazil and its sovereign credit ratings, which are based on a number of factors including macroeconomic trends, fiscal and budgetary conditions, indebtedness metrics and the perspective of changes in any of these factors.

The rating agencies began to review Brazil’ssovereign credit rating in September 2015. Subsequently, the three major rating agencies downgraded Brazil’sinvestment-grade status:

•	In January 2018, Standard & Poor’sdowngraded Brazil’ssovereign debt credit rating from BB to BB-minus with a stable outlook in light of doubts regarding the presidential election and social security reform efforts. In February 2019, Standard & Poor’saffirmed Brazil’ssovereign credit rating at BB-minus with a stable outlook. In December 2019, Standard & Poor’saffirmed Brazil’ssovereign credit rating at BB-minus with a positive outlook. In April 2020, Standard & Poor’smaintained Brazil’ssovereign credit rating at BB-minus and revised the outlook on this rating to stable, which were reaffirmed in November 2021.
•	In April 2018, Moody’s maintained Brazil’s sovereign debt credit rating at Ba2, but changed its prospect from negative to stable, maintaining it in September 2018, citing the expected new government spending cuts. In May 2019, Moody’s affirmed Brazil’s sovereign credit rating at Ba2 and changed the outlook to stable. In May 2020, Moody’s reaffirmed Brazil’s sovereign credit rating at Ba2 with a stable outlook.

46

•

In February 2018, Fitch downgraded Brazil’s sovereign credit rating again to BB-negative, citing, among other reasons, fiscal deficits, the increasing burden of public debt and an inability to implement reforms that would structurally improve Brazil’s public finances. In November 2019, Fitch maintained Brazil’s sovereign credit rating at BB-minus, citing the risk of tax and economic reforms and political instability. In May 2020, Fitch changed its outlook to negative in the context of developments relating to the COVID-19 pandemic, which was reaffirmed in May and in December 2021, and in December 2022.

•	As of December 31, 2022, Brazil’s sovereign credit ratings were BB- with a stable outlook, Ba2 with a stable outlook and BB- with a negative outlook by S&P, Moody’s and Fitch, respectively, which is below investment grade. Any further downgrading in Brazil’s sovereign credit ratings or our rating may increase the perception of risk of investors and, as a result, increase the future cost of debt issuances, adversely affecting us.

Additionally, a downgrade of the sovereign credit rating of Brazil may affect our own credit rating, hindering our ability to secure loans at competitive rates compared to our competitors, which may impact our ability to grow our business and consequently, affect the price of our common shares.

Any decrease in Brazilian government-sponsored customer financing, or increases in government-sponsored financing that benefits our competitors, may decrease the competitiveness of our aircraft.

Traditionally, aircraft original equipment manufacturers ("OEMs"), have received support from governments through governmental export credit agencies, or ECAs, in order to offer competitive financing conditions to their customers, especially in periods of credit tightening from the traditional lending market.

Government support may constitute unofficial subsidies causing market distortions, which may rise to disputes among governments at the World Trade Organization, or WTO. Since 2007, an agreement known as the Aircraft Sector Understanding, or ASU, developed by the Organization for Economic Co-operation and Development, or OECD, has provided guidelines for the predictable, consistent and transparent use of government-supported export financing for the sale or lease of civil aircraft, in order to establish a “level-playing field.”ECAs from signatory countries are required to offer terms and conditions no more favorable than those contained in the ASU’s base financial agreement when financing sales of aircraft that compete with those produced by the OEMs of their respective countries. The effect of the agreement is to encourage aircraft purchasers to focus on the price and quality of aircraft products offered by OEMs rather than on the financial packages offered by their respective governments.

The Brazilian ECA, BNDES, together with the Brazilian National Treasury Export Guarantee Fund, offer financing and export credit insurance to our customers under terms and conditions required by the ASU. On January 23, 2023, Eve Brazil entered into a loan agreement with BNDES, pursuant to which BNDES agreed, subject to the conditions set forth therein, to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490.00 million (approximately U.S.$95.25 million), to support the first phase development of the Company’s eVTOL project. Any future reduction or restriction to the Brazilian export financing program, and any increase in our customers ’financing costs for participation in this program, above those provided in the ASU’s base financial agreement, may cause the cost-competitiveness of our aircraft to decline. Other external factors may also impact our competitiveness in the market, including, but not limited to, aircraft OEMs from countries which are not signatories to the ASU agreement offering attractive financing packages, or any new government subsidies supporting any of our major competitors.

Risks Related to the Business Combination

Warrants will become exercisable for the Company’scommon stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

There are 11,500,000 outstanding public warrants to purchase 11,500,000 shares of common stock at an exercise price of $11.50 per share, which warrants became exercisable on June 8, 2022. In addition, there are 14,250,000 private placement warrants outstanding exercisable for 14,250,000 shares of common stock at an exercise price of $11.50 per share. Moreover, there are outstanding new warrants, that are or will be, as applicable, exercisable for (i)23,295,072 shares of common stock at an exercise price of $0.01 per share contingent on the achievement of certain milestones, (ii) 12,000,000 shares of common stock at an exercise price of $15.00 per share without further contingency and (iii) 5,000,000 shares of common stock at an exercise price of $11.50 per share without further contingency. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of the Company’s common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock, the impact of which is increased as the value of our stock price increases.

We may redeem unexpired public warrants and certain other warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants and certain other warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the common stock equals or exceeds$18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to ( i)exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.

Historical trading prices for our shares of common stock have varied between a low of approximately $5.30 per share on June 29, 2022, to a high of approximately  $13.34 per share on September 22, 2022, but have not approached the $18.00 per share threshold for redemption(which, as described above, would be required for 20 trading days within a 30 trading-day period after they become exercisable and prior to their expiration, at which point the public warrants would become redeemable). In the event that the Company elects to redeem all of the redeemable warrants as described above, the Company will fix a date for the redemption. Notice of redemption will be mailed by first class mail, postage prepaid, by us not less than 30 days prior to the redemption date to the registered holders of the public warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the applicable warrant agreement shall be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the redeemable warrants will be notified of such redemption by our posting of the redemption notice to DTC.

There can be no assurance that our public warrants, private placement or certain other warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding public warrants and private placement warrants is $11.50 per share of common stock. In addition, the exercise prices for certain new warrants are $11.50 per share of common stock and $15.00 per share of common stock There can be no assurance that such warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

We may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a public warrant could be decreased, all without the approval of public warrant holders.

Our public warrants have been issued in registered form under the Warrant Agreement. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants.

Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

Following the issuance of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies on April 12, 2021, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31,  2020. We identified material weaknesses in our internal control over financial reporting related to the accounting for certain financial instruments issued in connection with the IPO in November 2020. In addition, in September 2022, the Company reviewed its accounting for certain warrants to acquire an aggregate of 24,200,000 shares of common stock that were issued and became exercisable at the closing on May 9, 2022, of the transactions contemplated by the BCA. The Company also reviewed the accounting for certain warrants to acquire an aggregate of 200,000 shares of common stock that are issuable and exercisable pursuant certain future milestones. On September 23, 2022, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after considering the recommendations of management regarding the accounting treatment for the warrants described above, concluded that the Company’s consolidated financial statements as of and for the year ended December 31, 2021, and condensed consolidated financial statements as of and for the three months ended March 31, 2022, and as of and for the three and six months ended June 30, 2022, should be restated and should no longer be relied upon.

As a result of such material weaknesses, the restatement of our financial statements, the change in accounting for the warrants, the forward contract to issue additional warrants, and the common stock, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of December 31, 2022, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business financial condition, and results of operations.

The market price and trading volume of our securities may be volatile and could decline significantly.

The stock markets, including the NYSE on which we list our securities, from time-to-time experience significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our securities, the market price of our securities may be volatile and could decline significantly. In addition, the trading volume in our securities may fluctuate and cause significant price variations to occur. If the market price of our securities declines significantly, you may be unable to resell your securities at an attractive price (or at all).

Factors affecting the trading price of our securities may include:

•	the realization of any of the risk factors presented in this Annual Report on Form 10-K;
•	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;

•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, adjusted EBITDA, results of operations, level of indebtedness, liquidity or financial condition;
•	changesin themarket’sexpectationsaboutour operatingresults;
•	failure to comply with the requirements of NYSE;
•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•	the public’sreaction to our press releases, its other public announcements and its filings with the SEC;
•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•	speculation in the press or investment community;
•	success of competitors;
•	operating results failing to meet the expectations of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	ability to market new and enhanced products and services on a timely basis;
•	changes in laws and regulations affecting our business;
•	changes in accounting principles, policies and guidelines;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	the volume of shares of our common stock available for public sale;
•	any major change in our board or management;
•	future issuances, sales, resales or repurchases or anticipated issuances,sales, resales or repurchases, of our securities;
•	sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions,interest rates, fuel prices, international currency fluctuations;and
•	other events or factors,including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 public health emergency), natural disasters, acts of war or terrorism or responses to these events.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies.As a result of this volatility, you may not be able to sell your securities at or above the price at which they were acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business,financial condition, and results of operations. A decline in the market price of our securities could also adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

There can be no assurance that we will be able to maintain compliance with the listing standards of the NYSE.

Our common stock and public warrants are listed on the NYSE. However, although we currently meet the minimum initial listing standards required by the NYSE, there can be no assurance that our securities will continue to be listed on the NYSE in the future. In order to continue listing our securities on the NYSE, we must maintain certain financial, distribution and share price levels, and a minimum number of holders of our securities.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage;and
•	decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.”Because our common stock and public warrants are listed on the NYSE, they are covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity,  then the states can regulate or bar the sale of covered securities in a particular case. State securities regulators may use these powers, or threaten to use these powers, to hinder the sale of our securities in their states. Further, if in the future our securities are no longer listed on the NYSE, then such securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Delaware law and provisions in the Charter and Bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of the Charter and Bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of common stock held by our stockholders. These provisions provide for, among other things:

•	the ability of our board of directors to issue one or more series of preferred stock;
•	certain limitations on convening special stockholder meetings; and
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’soffer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire. See “Description of Securities”.

Our ability to operate our business effectively depends in large part on certain administrative and other support functions provided to us by ERJ pursuant to the Services Agreements. Following the expiration or termination of the Services Agreements, our ability to operate our business effectively may suffer if it is unable to cost-effectively establish its own administrative and other support functions in order to operate as a stand-alone company.

We will rely on certain administrative and other resources of ERJ, including information technology, financial reporting, tax, treasury, human resources, procurement, insurance and risk management and legal services, to operate our business. In connection with the Pre-Closing Restructuring, Eve entered into three MSAs, including one by and between Eve and ERJ and another by and between Eve and Atech . Pursuant to such MSAs, ERJ and its subsidiaries (other than Eve and its subsidiaries) will supply products and perform certain services, relating to the development, certification, manufacturing and support of eVTOLs. The initial term of the MSAs is expected to end on the 10th anniversary of the effective date of such agreement, in the case of the MSA with Atech, and on the 15th anniversary of the effective date of such agreement, in the case of the MSA with ERJ. Eve also entered into a MSAwith the Brazilian Subsidiary pursuant to which the Brazilian Subsidiary will develop and facilitate the execution of a commercial business plan for the strategic development of the UAM Business on behalf of Eve. In addition, Eve and the Brazilian Subsidiary entered into a SSAwith ERJ and EAH pursuant to which the ERJ entities (other than Eve and its Subsidiaries) will provide certain corporate and administrative services to Eve and the Brazilian Subsidiary. The initial term of the SSA with ERJis expected to end on the 15th anniversary of the effective date of such agreement. These services may not be sufficient to meet Eve’sneeds and may not be provided at the same level as when the entities comprising Eve were part of ERJ. We and ERJ will each rely on the other to perform our respective obligations under the Services Agreements. If ERJ is unable to satisfy its material obligations under the agreement, or if the agreement is terminated as to any services or entirely, we may not be able to obtain such services at all or obtain the services on terms as favorable as those in the Services Agreements and could, as a result, suffer operational difficulties or significant losses.

In addition, prior to the date on which the Services Agreements were entered into, Eve and its Subsidiaries received informal support from ERJ as wholly owned subsidiaries of ERJ, and the level of this informal support may diminish now that we are a separate, independent company. Any failure or significant interruption of our own administrative systems or in ERJ’sadministrative systems during the term of the Services Agreements could result in unexpected costs, impact our results or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

Eve may have been able to obtain better terms from unaffiliated third parties than the terms it received pursuant to the Services Agreements with ERJ.

The terms of the Services Agreements were negotiated while Eve was a wholly owned subsidiary of ERJ. Accordingly, Eve did not have an independent board of directors or a management team that was independent of ERJ during the period in which the Services Agreements were prepared. As a result, the terms of the Services Agreements may not reflect terms that would have resulted from arms-length negotiations between unaffiliated third parties and any such arms-length negotiations with an unaffiliated third party may have resulted in more favorable terms to Eve.

We have a short history as a separate public company.

In the past, Eve’soperations were a part of ERJ and ERJ provided Eve with certain financial, operational and managerial resources for conducting its business. While ERJ continues to provide a number of these resources to us under the Services Agreements, we must also perform certain of our own financial, operational and managerial functions. There are no assurances that we will be able to successfully implement the financial, operational and managerial resources necessary to perform these functions.

The UAM Business’historical financial results and Combined Financial Statements may not be representative of Eve’sresults as a separate company.

The UAM Business’historical financial information included in this Annual Report on Form 10-K has been derived on a carve-out basis from the consolidated financial statements and accounting records of ERJ and does not necessarily reflect what Eve’sfinancial position, results of operations or cash flows would have been had it been a separate company during the periods presented. The historical costs and expenses reflected in the Combined Financial Statements include an allocation for certain corporate functions historically provided by ERJ, most of which will continue to be provided pursuant to the Services Agreements. These allocations were based on what management considered to be reasonable reflections of the historical utilization levels of these services required in support of Eve’sbusiness. The historical information does not necessarily reflect what the cost of these functions will be to Eve or the Company, as applicable, in the future, pursuant to the Services Agreements or otherwise. For additional information in relation to materially significant related party transactions during the years ended December 31, 2022, and 2021, see Note 4 to the Combined Financial Statements as of and for the fiscal years ended December 31, 2022, and 2021 included elsewhere in this Annual Report on Form 10-K .Any further related party transactions during the fiscal years ended December 31, 2022, and 2021 were both immaterial and no more than incidental in nature.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our public or private placement warrants, which could limit the ability of public or private placement warrant holders to obtain a favorable judicial forum for disputes with our company.

Our Warrant Agreement dated as of November 16, 2020, by and between Zanite and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), provides that, subject to applicable law, (i)any action, proceeding or claim against us arising out of or relating in any way to our Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of our Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our public or private placement warrants shall be deemed to have notice of, and to have consented to, the forum provisions in our Warrant Agreement.

If any action, the subject matter of which is within the scope of the forum provisions of our Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”)in the name of any holder of our public or private placement warrants, such holder of our public or private placement warrants shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such holder of our public or private placement warrants in any such enforcement action by service upon such holder’scounsel in the foreign action as agent for such holder of our public or private placement warrants.

This choice-of-forum provision may limit the ability of a holder of our public or private placement warrants to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

You may only be able to exercise your public warrants on a “cashless basis”under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i)if the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities ”under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value”of our shares of common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value”is the average reported closing price of the shares of common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

The only principal asset of the Company is its interest in Eve and accordingly, it depends on distributions from Eve to pay taxes and expenses.

We are a holding company with no material assets other than our interests in Eve. We are not expected to have independent means of generating revenue or cash flow, and our ability to pay taxes and operating expenses, as well as dividends in the future, if any, will be dependent upon the financial results and cash flows of Eve. There can be no assurance that Eve will generate sufficient cash flow to distribute funds to us, or that applicable law and contractual restrictions, including negative covenants under any debt instruments, if applicable, will permit such distributions. If Eve does not distribute sufficient funds to us to pay our taxes or other liabilities, we may default on contractual obligations or have to borrow additional funds. In the event that we are required to borrow funds, it could adversely affect our liquidity and subject it to additional restrictions imposed by lenders.

Pursuant to the Tax Receivable Agreement (the “TRA”), the Company will in certain circumstances be required to pay to EAH 75% of the net income tax savings that the Company realizes as a result of increases in tax basis in the assets of the Company or certain of its subsidiaries resulting from the Pre-Closing Restructuring and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA, for periods when the Company is not a member of EAH’s U.S. federal consolidated group, and those payments may be substantial.

The Pre-Closing Restructuring resulted in increases in the Company’s tax basis of its tangible and intangible assets. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that the Company would otherwise be required to pay in the future had such tax basis increase never occurred.

In connection with the business combination, the Company and EAH entered into the TRA, which generally provides for the payment by the Company of 75% of certain net tax benefits, if any, that the Company realizes (or in certain cases is deemed to realize) as a result of these increases in tax basis and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. The timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the recognition of the Company’s income. Moreover, the timing of any payments under the TRA is uncertain because the Company is a member of a consolidated, combined, affiliated or other group filing a joint return for U.S. federal or state income tax purposes of which EAH or an affiliate of EAH is the common parent (the “EAH Consolidated Group”). As a result, the income, operations, and any depreciation and amortization deductions of the Company will generally be reflected on the joint return of EAH as parent of the EAH Consolidated Group, rather than on a separate tax return of the Company. During the period during which the Company is a member of the EAH Consolidated Group, the sharing of tax benefits between EAH and the Company will be governed by the Tax Sharing Agreement (the “TSA”) entered into by the Company and EAH at the closing of the business combination, rather than the TRA. In general, pursuant to the TSA, for periods in which the Company has taxable income that contributes to and increases the overall tax liability of the EAH Consolidated Group, the TSA requires the Company to make payments to EAH equal to the tax liability the Company would be required to pay if it had not been a member of the EAH Consolidated Group but had filed a separate return. For periods in which the Company’s inclusion in the EAH Consolidated Group decreases the tax liability of the EAH Consolidated Group, tax benefits generated by the Company that are realized by EAH will be recorded in an off-book register and will apply to offset future payments, if any, due from the Company to EAH under the TSA. When the Company is no longer a member of the EAH Consolidated Group, any tax benefits generated by the Company that have not been applied to offset payments under the TSA at the time the Company ceases to be a member of the EAH Consolidated Group will offset any amounts payable by the Company to EAH under the TRA. For purposes of determining the amount of payments required to be made by the Company pursuant to the foregoing, and for determining the extent to which tax benefits generated by the Company that are realized by the EAH Consolidated Group may offset future payments under the TSA or the TRA, the TSA will generally disregard 75% of the tax benefit arising from the tax basis in the assets of the company created in the Pre-Closing Restructuring, consistent with the agreed sharing percentages for such tax savings under the TRA. Payments the Company will make under the TRA may be substantial and could have a material adverse effect on the Company’s financial condition.

Any payments made by the Company under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to the Company. To the extent that the Company is unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period and/or under certain circumstances may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, the Company’s future obligation to make payments under the TRA could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA.

In certain cases, payments under the TRAmay exceed the actual tax benefits the Company realizes or be accelerated.

Payments under the TRAwill be based on the tax reporting positions that the Company determines, and the IRS or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that the Company takes, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by the Company are disallowed, EAH will not be required to reimburse the Company for any excess payments that may previously have been made under the TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to EAH will be applied against and reduce any future cash payments otherwise required to be made by the Company, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by the Company may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that the Company might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments against which such excess can be applied.

As a result, in certain circumstances the Company could make payments under the TRA in excess of the Company’sactual income or franchise tax savings, which could materially impair the Company’s business, financial condition, and results of operations.

Moreover, the TRAprovides that, in the event that (i)the Company exercises its early termination rights under the TRA, or (ii) the Company in certain circumstances, materially breaches any of its material obligations under the TRA, whether as a result of failure to make any payment when due (except for all or a portion of such payment that is being validly disputed in good faith under this Agreement, and then only with respect to the amount in dispute) or failure to honor any other material obligation required hereunder to the extent not cured within 30 calendar days following receipt by the Company of written notice of such failure from EAH or by operation of law as a result of the rejection of this Agreement in a case commenced under the U.S. Bankruptcy Code or otherwise, unless with respect to clauses (ii) certain liquidity exceptions apply, the Company’spayment obligations will accelerate and the Company will be required to make a lump-sum cash payment to EAH equal to the present value of all forecasted future payments that would have otherwise been made under the TRAbased on certain assumptions (including those relating to the Company’sfuture taxable income). Additionally, in the case of actions or transactions constituting a change of control or a divestiture of certain assets, the payments due under the TRAwould be determined using certain valuation assumptions, including that the Company will generate sufficient taxable income to fully utilize the applicable tax assets and attributes covered under the TRAand as a result the Company may be required to make payments under the TRAprior to the time when the Company actually realizes cash tax savings. Such lump-sum payment and other advance payments could be substantial and could exceed the actual tax benefits that the Company realizes subsequent to such payment because such payment would be calculated assuming, among other things, that the Company would have certain assumed tax benefits available to it and that the Company would be able to use the assumed and potential tax benefits in future years.

There may be a material negative effect on the Company’sliquidity if the payments under the TRA exceed the actual income or franchise tax savings that the Company and its direct or indirect subsidiaries realize. Furthermore, the Company’sobligations to make payments under the TRA could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

We are an emerging growth companywithin the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company”within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of June 30th of the prior year, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with other public companiesdifficult or impossible because of the potential differences in accounting standards used.

Additionally, until June 30, 2022, we qualified as a “smaller reporting company”as defined in Item 10(f)(1) of Regulation S-K and took advantage of certain reduced disclosure obligations until the following December 31st. Taking advantage of such reduced disclosure obligations may make comparisons of our financial statements with other public companies difficult or impossible.

Risks Related to Ownership of Common Stock and Warrants

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Failure to timely and effectively build our accounting systems to effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. Pursuant to SEC staff guidance, our Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting.If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to adequately assess whether our internal control over financial reporting iseffective, which may subject us to adverse regulatory consequences and could negatively impact  investorconfidence and the market price of our securities.

To manage the expected growth of our operations and increasing complexity, and to address the previously disclosed material weaknesses in our internal control over financial reporting,we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our partners, cause harm to our reputation and brand and could also result in errors in our financial and other reporting.

Our Certificate of Incorporation designates a state or federal court located within the State of Delaware and the federal district courts of the United States as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders ’ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation (“Charter”) provides that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i)any derivative action, suit or proceeding brought on behalf of the Company, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder of the Company to the Company or to the Company’sstockholders, (iii) any action, suit or proceeding asserting a claim against the Company or any current or former director, officer, other employee, agent or stockholder arising pursuant to any provision of the DGCL or our Bylaws or our Charter (as either may be amended from time to time), (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Chancery Court of the State of Delaware, or (v) any action, suit or proceeding asserting a claim against the Company or any current or former director, officer, other employee, agent or stockholder governed by the internal affairs doctrine. Our Charter further provides that, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. This exclusive forum provision will not apply to any causes of action arising under the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. Further, the enforceability of similar choice of forum provisions in other companies ’charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If a court were to find either exclusive forum provision in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Charter and Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnification agreements that we entered into with our directors and officers provide that:

•	We will indemnify our directors and officers for serving in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•	We are not obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
•	the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors,officers, employees and agents and to obtain insurance to indemnify such persons; and
•	We may not retroactively amend our Charter or Bylaws to reduce our indemnification obligations to directors, officers, employees and agents existing at the time of such amendment with respect to any acts or omissions occurring prior to such amendment.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our Board. Accordingly, investors must rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’sattention from other business concerns, which could seriously harm its business.

Future sales or resales or the perception of future sales or resales of common stock by us or our existing securityholders may cause the market price of our securities to drop significantly, even if our business is doing well.

The sale or resale of substantial amounts of shares of common stock or warrants in the public market, or the perception that such sales or resales could occur, could harm the prevailing market price of shares of common stock and warrants. These sales or resales, or the possibility that these sales or resales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive is, among other things, dependent upon the market price of common stock. If the market price for shares of common stock is less than the exercise price of a holder’s warrant, such holder may be less likely to exercise their warrants as they would be selling at a loss if they exercised their warrants and then sold their common stock. The issuance and exercise of the new warrants are also subject to the UAM Business milestones and lock-up periods described in our prospectus, dated January 18, 2023, filed on January 20, 2023, pursuant to Rule 424(b) under the Securities Act, relating to the Registration Statement on Form S-1, as amended (File No. 333-265337).

On December 21, 2021, December 24, 2021, March 9, 2022, March 16, 2022 and April 4, 2022, in connection with the business combination, Zanite entered into subscription agreements or amendments thereto (as amended from time to time, the “Subscription Agreements”) with certain investors, including certain strategic investors and/or investors with existing relationships with ERJ (the “Strategic Investors”), Zanite Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and EAH (collectively, the “PIPE Investors”), pursuant to which, and on the terms and subject to the conditions of which, Zanite agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to the Closing, an aggregate of 35,730,000 shares of Class A common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $357,300,000, which included the commitment of the Sponsor to purchase 2,500,000 shares of Class A common stock for a purchase price of $25,000,000 and the commitment of EAH to purchase 18,500,000 shares of Class A common stock for a purchase price of $185,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the business combination. The Sponsor and EAH are contractually restricted from selling or transferring any of their shares of common stock (not including the shares of our common stock issued to the Sponsor and EAH in the PIPE Investment pursuant to the terms of the Subscription Agreements or purchased in the public market) (the “Lock-up Shares”) for certain periods of time. Under the amended and restated registration rights agreement, dated as of May 9, 2022, by and among the Sponsor, Zanite, EAH and certain other parties thereto (the “Amended and Restated Registration Rights Agreement”), such lock-up restrictions applicable to the Lock-up Parties’ (as defined in the Amended and Restated Registration Rights Agreement) Lock-up Shares (as defined in the Amended and Restated Registration Rights Agreement) begin at the closing of the business combination and end on the date that is three years after the closing of the business combination. Other PIPE Investors, however, are not restricted from selling any of their shares of common stock, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our stock. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price. Additionally, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Item 1.B.           Unresolved Staff Comments.

None.

Item 2.   Properties.

We operate primarily out of Eugenio de Melo, Brazil, Gavião Peixoto, Brazil and Melbourne, Florida, United States. All of our facilities are located on land that is either owned or leased by ERJ. As part of the Pre-Closing Restructuring, we have entered into the Lease Agreements with ERJ with respect to each of these facilities.

Item 3.   Legal Proceedings.

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

Item 4.   Mine Safety Disclosures.

None.

PART II.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “EVEX”. Zanite’s units, shares of common stock and rights were traded on the Nasdaq Stock Market under the symbols “ZNTU”, “ZNTE” and “ZNTEW,” respectively, prior to the consummation of the Business Combination.

Holders

As of March 3, 2023, there was approximately sixty-threeholders of record of our common shares.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. Our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time.

Performance Graph

The following graph shows the total stockholder return of an investment of $100 cash on May 10, 2022, (the date our common stock began trading on the NYSE after the Business Combination) through December 31, 2022, for (1) our common stock, (2) the average performance of the common stock of our peers listed in the NYSE (detailed bellow), (3) Russell 2000 Index and (4) NYSE Arca Airline Index. All values assume reinvestment of the full amount of all dividends.

As of December 31, 2022, the comparable companies used are comprised of the following companies: Archer Aviation Inc. (NYSE: ACHR), Joby Aviation, Inc. (NYSE: JOBY), Vertical Aerospace Ltd. (NYSE: EVTL), Lilium N.V. (Nasdaq: LILM) and EHang Holdings Ltd. (Nasdaq: EH).

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

None.

Use of Proceeds

None.

Item 6.   [Reserved] .

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information that Eve's management believes is relevant to an assessment and understanding of Eve's consolidated results of operations and financial condition. The discussion should be read together with the audited consolidated financial statements for the twelve months ended December 31, 2022 and 2021, and the related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and in our other filings with the SEC.

Discussions of results for the twelve months ended December 31, 2020 and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in Exhibit 99.6 to our Current Report on Form 8-K/A, filed with the SEC on December 8, 2022.

Overview

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is an aerospace company with operations in Melbourne, Florida and Brazil. The Company is a former blank check company incorporated on November 19, 2020, under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Eve’s goal is to be a leading company in the urban air mobility ("UAM") market by taking a holistic approach to developing a UAM solution that includes: the design and production of electrical vertical take-off and landing vehicles (“eVTOLs”); a portfolio of maintenance and support services focused on Eve’s and third-party eVTOLs; fleet operations services conducted in collaboration with partners; and a new air traffic management system for eVTOLs, otherwise known as Urban Air Traffic Management (“UATM”) system designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. Eve’s mission is to bring affordable air transportation to all passengers, improve quality of life, unleash economic productivity, save passengers time and reduce global carbon emissions. Eve plans to leverage its strategic relationship with ERJ to de-risk and accelerate its development plans, while saving costs by utilizing ERJ’s extensive resources.

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

Service and Support. Eve plans to offer a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Its services will be offered to UAM  fleet  operators  on an agnostic basis – supporting both its own eVTOL and those produced by third parties.

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

Financing Activities

Business Combinationwith Zanite

On December 21, 2021, Zanite entered into a BCA with ERJ, EAH and Eve Sub formerly wholly owned by EAH, that was formed for purposes of conducting the UAM Business (as defined in the BCA).

On May 9, 2022, in accordance with the BCA, the closing (the “Closing”) of the transactions contemplated by the BCA (the “Business Combination”) occurred, pursuant to which Zanite issued 220,000,000 shares of Class A common stock to EAH in exchange for the transfer by EAH to Zanite of all of the issued and outstanding limited liability company interests of Eve Sub (the "Equity Exchange"). As a result of the Business Combination, Eve Sub became a wholly-owned subsidiary of Zanite, which has changed its name to “Eve Holding, Inc.” Upon the Closing, the Company received approximately $377.0 million in gross cash proceeds, consisting of approximately $19.7 million from the Zanite trust account and $357.3 million from the PIPE Investment, as defined in Note 1 to the Notes to the Audited Consolidated Financial Statements herein.

United Investment

On September 1, 2022, the Company and United Airlines Ventures, Ltd. (“United”) entered into a Subscription Agreement, dated as of September 1, 2022, by and between the Company and United (the “United Subscription Agreement”), pursuant to which United agreed to subscribe for an aggregate of 2,039,353 shares of common stock for a purchase price of $7.36 per share and an aggregate purchase price of $15,000,000 (the “United Investment”). The United Investment was consummated on September 6, 2022.

Pursuant to the United Subscription Agreement, the Company was required to file with the SEC a registration statement registering the resale of such shares of common stock, which the SEC declared effective on January 20, 2023. The Company must use commercially reasonable efforts to keep the registration statement effective until the earliest of: (i) the date United no longer holds any registrable shares; (ii) the date all registrable shares held by United may be sold without restriction under Rule 144 under the Securities Act; (iii) the date such registrable shares have ceased to be outstanding and (iv) three years from the date of effectiveness of the registration statement.

On September 1, 2022, concurrently with the execution of the United Subscription Agreement, the Company and United also entered into the Warrant Agreement, dated as of September 1, 2022, by and between the Company and United (the “United Warrant Agreement”), pursuant to which, at or promptly following the closing of the United Investment, the Company issued to United new warrants to acquire up to 2,722,536 shares of common stock, each with an exercise price of $0.01 per share, which were issuable upon (i) the issuance by the parties of a joint press release announcing the United Investment, (ii) the entry by the Company and an affiliate of United into a conditional purchase agreement for the sale and purchase of up to 400 eVTOLs and (iii) the agreement by the Company and United to establish a concept of operations for the use of the Company’s eVTOLs at one or more of United’s or its affiliates’ hub airports. All such new warrants were exercised by United on October 14, 2022, for $27,225.36. In addition, pursuant to the terms of the United Warrant Agreement, the Company has agreed to issue United additional new warrants to acquire up to an additional 2,722,536 shares of common stock, each with an exercise price of $0.01 per share, which are issuable upon the entry into (i) a binding agreement between United (or one of its affiliates) and the Company for the sale and purchase of up to 200 eVTOLs and (ii) certain eVTOL services and support agreements. None of these conditions were met as of December 31, 2022.

Each of the new warrants issuable pursuant to the United Warrant Agreement is exercisable for a period of five years following its issuance or first permitted exercise date. If, upon the fifth anniversary of the issuance date of any such warrant, any issued and outstanding warrant has not been exercised and the Fair Market Value (as defined in the United Warrant Agreement) of one share of common stock is greater than the exercise price of such warrant as of such date, such warrant will automatically be deemed to be exercised. The United Warrant Agreement provides for certain registration rights with respect to the resale of the shares of common stock underlying such new warrants which are substantially similar to the registration rights provided under the United Subscription Agreement.

Finally, on September 1, 2022, United entered into a lock-up agreement with the Company, pursuant to which United will be restricted from transferring the new warrants issued to it at or promptly following the closing of the United Investment, as well as the shares of common stock issuable upon the exercise of such new warrants. The lock-up period varies from 6 to 12 months.

The foregoing descriptions of the United Subscription Agreement and United Warrant Agreement are not complete and are subject to and qualified in their entirety by reference to the full text of such agreements, copies of which are filed as Exhibits 10.19 and 10.20 hereto.

BNDES Loan Agreement

On January 23, 2023, EVE Soluções de Mobilidade Aérea Urbana, Ltda. (“Eve Brazil”), a Brazilian limited liability company and a wholly owned subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with BNDES, pursuant to which BNDES agreed to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490.00 million (approximately U.S.$95.25 million), to support the first phase of the development of the Company’s eVTOL project.

The first line of credit, in the amount of R$80.00 million (approximately U.S.$15.55 million), will be granted in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions, and will be subject to an interest rate of 4.55% per year. The second line of credit, in the amount of R$410.00 million (approximately U.S.$79.70 million), will be granted in U.S. dollars, as adjusted on a daily basis by the U.S. dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate, and will be subject to an interest rate of 1.10% per year plus a fixed rate to be published by BNDES every 15 days in accordance with the Loan Agreement. Such credit lines shall be used by Eve Brazil within 36 months from the date of signing of the Loan Agreement (otherwise, BNDES may terminate the Loan Agreement) and any loans shall be paid by no later than February 15, 2035. In addition, Eve Brazil shall pay a one-time R$2.05 million (approximately U.S.$400,000) fee to BNDES, whether or not Eve Brazil ends up using any credit.

The Loan Agreement provides that the availability of such lines of credit is subject to BNDES’s rules and regulations and, in the case of the first line of credit, FNMC’s budget and, in the case of the second line of credit, BNDES’s financing program (which is subject to funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council). Additionally, the Loan Agreement provides that the borrowing of any amount under these lines of credit is subject to certain conditions, including, among others, the promulgation of a new law (which condition only applies to the first line of credit), the receipt by BNDES of a guarantee from an acceptable financial institution, absence of any facts that would have a material adverse effect on the economic or financial condition of Eve Brazil, and approval of the project by the applicable environmental entities.

The Loan Agreement can be early terminated, and payment of any outstanding amount can be accelerated, by BNDES in certain events provided for in the Loan Agreement, including in the event of default by Eve Brazil that remains uncured for 30 days following receipt of written notice from BNDES.

The foregoing summary of the Loan Agreement does not purport to be complete and is qualified in its entirety by reference to an English translation of the Loan Agreement, which translation is attached hereto as Exhibit 10.22.

Other Key Agreements

Eve Sub has entered into the MSA with ERJ, the Atech MSA with Atech (collectively, the "MSAs"), a Service Agreement with the Brazilian Subsidiary, and the SSA with ERJ, EAH and the Brazilian Subsidiary. Pursuant to the MSAs with ERJ and Atech, each of ERJ and Atech, either directly or through their respective affiliates, will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG support, MRO planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and, at Eve’s option, future eVTOL manufacturing services. Eve expects to collaborate with ERJ and leverage ERJ’s expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs and establish operations. The services provided under the SSA include, among others, corporate and administrative services to Eve. In addition, Eve Sub has also entered into the Data Access Agreement with ERJ and the Brazilian subsidiary, pursuant to which, among other things, ERJ has agreed to provide the Brazilian Subsidiary with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to the Services Agreements.

The aforementioned Services Agreements continue to be in full force and effect. Further information about such agreements is set forth beginning on page 68 of our prospectus, dated January 18, 2023, filed on January 20, 2023, pursuant to Rule 424(b) under the Securities Act, relating to the Registration Statement on Form S-1/A, as amended (File No.333-265337) (the “Prospectus”), in the section entitled “Material Agreements,” and that information is incorporated herein by reference.

Key Factors Affecting Operating Results

For further discussion on the risks attendant to the Key Factors Affecting Operating Results, see the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

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

Inflation and exchange rate variations affect our monetary assets and liabilities denominated in Brazilian reais. The value of these assets and liabilities as expressed in U.S. dollars declines when the real devalues against the U.S. dollar and increases when the real appreciates. In periods of devaluation of the real, we report (i) a remeasurement loss on real-denominated monetary assets and (ii) a remeasurement gain on real-denominated monetary liabilities. For additional information on the effects of exchange rate variations on our financial condition and results of operations, see the section entitled “Item 7.A. Quantitative and Qualitative Disclosures about Market Risk.”

Development of the UAM Market

Our revenue will be directly tied to the continued development and sale of eVTOL and related services. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We currently anticipate commercialization of our eVTOL services-and-support business beginning in 2025, followed by the commercialization and initial revenue generation from the sale of our eVTOLs beginning in 2026, and our business will require significant investment leading up to launching passenger services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training and commercialization.

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

Impactof COVID-19

Eve has been monitoring the COVID-19 pandemic situation and its impacts on Eve’s employees, operations, the global economy, the supply and the demand for Eve’s products and services.

In response to the COVID-19 pandemic, ERJ engaged in several initiatives supporting the health and safety of Eve employees. Eve’s operations were interrupted for a certain period in order to adapt industrial facilities in relation to health and safety measures. Social distancing measures were taken, as well as the implementation of working from home for a certain group of Eve employees. Furthermore, several measures to preserve jobs were taken, including reductions in working hours and pay cuts, collective vacations and temporary furloughs.

The full impact of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K. As such, it is uncertain as to the full magnitude that the pandemic will have on the UAM Business and Eve’s financial condition, liquidity, and future results of operations. Management is actively monitoring the situation on its financial condition, liquidity, operations, suppliers, industry, and workforce.

Fully-IntegratedBusiness Model

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

Components of Results of Operations

Revenue

Eve is a development stage company and has not generated any revenue and has incurred operating losses since inception. We do not expect to generate relevant revenue from eVTOL sales unless and until we obtain regulatory approval of and commercialize our first eVTOL. Projected revenue in 2025 is comprised of fleet operations, service and support and UATM. These eVTOL-related revenue sources are not solely dependent on Eve aircraft, which are not expected to begin production until 2025 and generate revenue until 2026. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our eVTOL.

Operating Expenses

Research  and Development  Expenses

Research and development activities represent a significant part of Eve’s business. Eve’s research and development efforts focus on the design and development of eVTOLs, the development of services and operations for its vehicles and those operated by third parties, as well as the development of a UATM software platform. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits, and stock-based compensation) for the Eve’s employees focused on research and development activities, and costs of consulting, equipment and materials, as well as other related costs, depreciation and amortization and an allocation of Eve’s general overhead, including rent, information technology costs and utilities. Eve expects research and development expenses to increase significantly as it increases staffing to support eVTOL aircraft engineering and software development, builds aircraft prototypes, progresses towards the launch of its first eVTOL aircraft and continues to explore and develop next generation aircraft and technologies.

Eve cannot determine with certainty the timing or duration of, or the completion costs of its eVTOL aircraft due to the inherently unpredictable nature of its research and development activities. Development timelines, the probability of success and development costs can differ materially from expectations.

Selling, General  and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs, (including salaries, bonuses, benefits, and stock-based compensation) for employees associated with administrative services such as executive management, legal, human resources, information technology, accounting and finance. These expenses also include certain third-party consulting services, including business development, contractor and professional services fees, audit and compliance expenses, certain insurance costs, certain facilities costs, and any corporate overhead costs not allocated to other expense categories, including allocated depreciation, rent, information technology costs and utilities. Selling, general and administrative expenses have increased in absolute dollars as Eve ramped up operations and became a public company, which is required to comply with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other rules and regulations. Eve has been incurring and will continue to incur additional costs for employees and third-party consulting services related to operating as a public company and to support Eve’s commercialization efforts.

New Warrants Expenses

Eve issued or agreed to issue new warrants to potential customers, financiers and suppliers. See more details in Note 10. The new warrants exercisable upon the closing of the transaction were recognized by Eve at their respective fair values on this date as an operating expense (since Eve has no current revenue or binding contracts in place). The initial recognition of these warrants amounted $87,352,000 and $17,424,230 during the three-month periods ended June 30, 2022, and September 30, 2022, respectively, and since they are equity classified no remeasurement is required.

Results  of Operations

Comparison of Twelve Months Ended December 31,2022 to the Twelve Months Ended December 31, 2021:

The following tables set forth statement of operations information for the twelve months endedDecember 31, 2022and 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Operating expenses
Research and development	$(51,857,545)	$(13,279,780)	$(8,358,043)
Selling, general and administrative	(32,855,959)	(4,898,942)	(1,233,876)
New Warrants expenses	(104,776,230)	—	—
Loss from operations	(189,489,734)	(18,178,722)	(9,591,919)
Change in fair value of derivative liabilities	9,547,500	—	—
Financial and foreign exchange gain/(loss), net	6,844,856	(77,147)	(34,023)
Loss before income taxes	(173,097,378)	(18,255,869)	(9,625,942)
Income tax benefit/(expense)	(932,980)	—	—
Net loss	$(174,030,358)	$(18,255,869)	$(9,625,942)
Net loss per share basic and diluted	(0.68)	(0.08)	(0.04)
Weighted-average number of shares outstanding – basic and diluted	254,131,038	220,000,000	220,000,000

	Y-o-Y Changes for the Year Ended December 31,2022 vs December 31, 2021		Y-o-Y Changes for the Year Ended December 31, 2021 vs December 31, 2020
	Changes in $	Changes in %	Changes in $	Changes in %
Operating expenses
Research and development	(38,577,765)	291%	(4,921,737)	59%
Selling, general and administrative	(27,957,017)	571%	(3,665,066)	297%
New Warrants expenses	(104,776,230)	100%	—	100%
Loss from operations	(171,311,012)	942%	(8,586,803)	90%
Change in fair value of derivative liabilities	9,547,500	100%	—	100%
Financial and foreign exchange gain/(loss), net	6,922,003	(8,972)%	(43,124)	127%
Loss before income taxes	(154,841,509)	848%	(8,629,927)	90%
Income tax benefit/(expense)	(932,980)	100%	—	100%
Net loss	(155,774,489)	853%	(8,629,927)	90%

Research and development expenses

Research and development expenses increased by $38.58 million, from $13.28 million in the twelve months ended December 31, 2021, to $51.86 million in the twelve months ended December 31, 2022. This increase in research and development was primarily due to an increase in R&D’s team headcount, whose activities are mainly related to eVTOL and UATM development, as well as higher engineering expenses contemplated in MSA agreements with ERJ and Atech, mainly related to cost of supplies for the development of the Proof of Concept 1 vehicle, a full scale model of Eve’s eVTOL, including batteries, motors, thermal management systems and propellers. Further, additional milestone payments and purchases of parts, equipment and supplies went to suppliers and outside contractors in connection with the continued development of the Proof of Concept 1 vehicle. Lastly, Eve also started to incur development expenses related to its UATM system in 2021, which continued throughout 2022.

Selling, general and administrative

Selling, general and administrative expenses increased $27.96 million, from $4.90 million in the twelve months ended December 31, 2021, to $32.86 million in the twelve months ended December 31, 2022. The increase in selling, general and administrative expenses was largely driven by an increase in Eve’s team during the year of 2022, consulting services and marketing expenses (e.g., NYSE IPO ceremony and tradeshows), as well as charges related to the Shared Service Agreement.

New warrants expenses

New warrants expenses were first recognized in the second quarter of 2022 regarding the original new warrants issued by Eve upon the Closing of the transaction which occurred during that period. Total new warrants expenses were $104.78 million in the twelve months ended December 31, 2022.

Financial and foreign exchange gain/(loss), net

Financial and foreign exchange loss of $0.08 million in the twelve months ended December 31, 2021, was also reverted to a gain of $6.84 million in the twelve months ended December 31, 2022. This change was driven by the depreciation of the Brazilian real vs. the U.S. dollar, as well as increases on our financial revenues given a higher cash position following Eve’s capital raise in May 2022 . Eve has invested its cash in short and long-term fixed-income instruments of low risk, mostly in US dollars and high-quality financial institutions.

Loss beforeincome tax

As a result of the aforementioned factors, loss before taxes on income increased by $154.84 million, from a loss of $18.26 million in the twelve months ended December 31, 2021, to a loss of $173.10 million in the twelve months ended December 31, 2022.

Net Loss and comprehensiveloss

As a consequence of the aforementioned factors, our consolidated net loss after taxes, increased by $155.77 million, from a loss of $18.26 million in the twelve months ended December 31, 2021, to a loss of $174.03 million in the twelve months ended December 31, 2022.

Liquidity and Capital Resources

Eve has incurred net losses since its inception, and to date has not generated any revenue from the design, development, manufacturing, engineering and sale or distribution of electric aircraft. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of the Closing of the business combination with Zanite Acquisition Corp., Eve received net proceeds from the business combination and PIPE Investment of approximately $337.7 million.  As of December 31, 2022, Eve had cash of $49.15 million, investments in marketable securities of $178.78 million and a related-party loan of $82.65 million to EAH that results in total liquidity of $310.57 million, which is expected to be sufficient to fund its current operating plan for at least the next twelve months. Subsequent to FY2022, and on January 23, 2023, the Company secured two credit lines with BNDES for a total of R$490.00 million (approximately U.S.$95.25 million), which adds to the Company’s total liquidity once they are drawn.

Eve will receive the proceeds from any exercise of any warrants in cash, other than a cashless exercise effected in accordance with the terms of such warrants. Each public warrant and private placement warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share. For the new warrants, 24,095,072 shares of common stock can be or have been purchased at a price of $0.01 per share, 12,000,000 shares of common stock can be purchased at $15.00 per share, and 5,000,000 shares of common stock can be purchased at $11.50 per share. Of the 24,095,072 shares of common stock that can be or have been purchased at a price of $0.01 per share, 800,000 shares of common stock were purchased for $8,000 at Closing, and 2,722,536warrants were issued on September 1, 2022, and those shares of common stock were purchased for $27,225.36 on October 14, 2022. The amount of aggregate proceeds, assuming the exercise of all warrants, could be up to $533,865,951. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive is, among other things, dependent upon the market price of common stock. If the market price for shares of common stock is less than the exercise price of a holder’s warrant (e.g., $11.50 or $15.00), such holder would be selling at a loss if they sold their common stock. The issuance and exercise of the new warrants are also subject to the UAM Business milestones and lock-up periods. See the sections of the Prospectus entitled “Business—Strategic Warrant, Lock-Up Agreements and Put Option Agreements” and “Business-Amended and Restated Registration Rights Agreement” for additional information. Excluding manufacturing capital expenditures, it is expected that approximately $540,000,000 will be required to fund Eve’s business plan, which include Research & Development efforts to design and certify our aircraft and suite of products for the Urban Air Mobility market as well as the necessary SG&A to support the company’s plan. We expect to enter into service in 2026.

In connection with the transactions contemplated by the BCA, we entered into Subscription Agreements with the PIPE Investors and United, for a total aggregate purchase price of $372,300,000. As of December 31, 2022, we had no debt in our balance sheet.

In 2022, Eve expended $84.40 million to fund its current operating plan and anticipates continuing to spend an aggregate of approximately $540.00 million excluding manufacturing capex until expected entry into service in 2026.

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

Eve intends to continue to use the proceeds received from the Business Combination and the PIPE Investment primarily to fund its research and development activities and other personnel costs, which are our business’ principal uses of cash. In light of the significant number of redemptions that occurred during the business combination, the current trading price for shares of your common stock and the unlikelihood that we will receive significant proceeds from exercises of the warrants because of the disparity between the exercise price of the warrants and the current trading price of the common stock, these funds will likely not be sufficient to enable Eve to complete all necessary development of and commercially launch its eVTOL aircraft. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities, and the timing and extent of spending to support development efforts. Until Eve generates sufficient operating cash flow to cover its operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, Eve expects to utilize a combination of equity and debt financing to fund any future capital needs. Currently, no decision has been made as to specific sources of additional funding and Eve may explore different potential funding opportunities including potential long-term debt finance lines with private and public banks, advances and pre-delivery down payments from customers as well as equity and convertible lines. Eve may be unable to raise additional funds when needed on favorable terms or at all. The sale of securities by selling securityholders pursuant to the Prospectus could result in a significant decline in the public trading price of the common stock and could further decrease the likelihood of raising additional funds successfully. If Eve raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If Eve raises funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

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

The common stock and the common stock issuable upon redemption of resale securities noted above represent a substantial percentage of the total outstanding shares of common stock as of the date of this report. The common stock offered in our Prospectus represents in the aggregate approximately 96% of the total outstanding shares of common stock, assuming all of the warrants have been exercised for common stock. The securities beneficially owned by EAH offered in our Prospectus represent over 90% of the total outstanding shares of common stock. Additionally, if all of the warrants are exercised, including the new warrant exercised for 800,000 shares of common stock at Closing and the new warrants exercised for 2,722,536 shares of common stock on October 14, 2022, the selling securityholders, as defined in the Prospectus, would own 55,345,072 shares of common stock, representing 17.25% of the total outstanding common stock. So long as the registration statement of which the Prospectus forms a part is effective, the sales of the securities being offered in the Prospectus could result in a significant decline in the public trading price of common stock; however, certain Strategic PIPE Investors entered into lock-up agreements with Zanite pursuant to which such Strategic PIPE Investors will be restricted from transferring certain new warrants issued at the Closing and the shares of common stock issued upon exercise of such new warrants until the date that is two, three or five years after the Closing Date. The Amended and Restated Registration Rights Agreement also contains a three-year lock-up period, pursuant to which, subject to certain exceptions, EAH, the Sponsor and certain other parties thereto will be restricted from transferring the shares of common stock and warrants they own immediately following the Closing until the date that is three years after the Closing Date. In addition, as referenced herein, certain shares of common stock will only be issued in connection with the achievement of certain milestones. If the market price for shares of common stock is less than the exercise price of a holder’s warrant (e.g., $11.50 or $15.00), such holder would be selling at a loss if they sold their common stock. If the market price for shares of common stock is less than $10.00 per share, holders of shares of common stock would be selling at a loss if they purchased the shares of common stock at $10.00 per share. Because certain selling securityholders purchased shares privately at a price below the current market price, they may have an incentive to sell shares of their common stock because they could profit despite the market price of common stock falling below $10.00 per share. For example, while certain of the Strategic Investors and parties to the Amended and Restated Registration Rights Agreement are currently subject to lock up restrictions as described herein, based on the closing price of common stock of $6.40 as of March 3, 2023, those Strategic Investors could make a potential profit of up to approximately 1.16 per share, or up to approximately $60.2 million in the aggregate (after giving effect to the issuance of common stock issuable upon exercise of warrants), and the Sponsor could make a potential profit of up to approximately $4.54 per share, or up to approximately $37.4 million in the aggregate. While these selling securityholders may experience a positive rate of return based on the current market price, public securityholders may not experience similar rate of return on the securities they purchased due to differences in the purchase prices and the current market price.

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by operating activities	$(59,457,546)	$(14,886,010)	$(9,028,789)
Net cash (used in) provided by investing activities	(258,476,465)	—	—
Net cash (used in) provided by financing activities	352,703,551	29,262,533	9,028,789
Net increase (decrease) in cash and cash equivalents	$34,769,540	$14,376,523	$—

Net Cash Generated (Used) by Operating Activities

2022 Compared with 2021

Net cash used in operating activities for the twelve months ended December 31, 2022, was $59.46 million versus net cash used of $14.89 million in the twelve months ended December 31, 2021, with the change resulting principally from an increase in research and development expenses in 2022, as compared to 2021, partially compensated by higher accounts payable to ERJ.

Net Cash Used in Investing Activities

2022 Compared with 2021

Net cash used in investing activities for the year ended December 31, 2022,was $258.48 million compared to no use of net cash by investing activities in the twelve months ended December 31, 2021.The change results principally from the investment of proceeds from the business combination with Zanite Acquisition Corp. and from PIPE investments in interest-bearing marketable securities and a related-party loan of $82.65 million to Embraer Aircraft Holdings (EAH) in 2022.

Net Cash Generated (Used) by Financing Activities

2022 Compared with 2021

Net cash provided by financing activities for the twelve months ended December 31, 2022, was $352.70 million, compared to $29.26 million in the twelve months ended December 31, 2021. This increase is mainly attributable to the cash proceeds at the closing of our business combination with Zanite Acquisition Corp., the subsequent listing of our stock in the New York Stock Exchange and from strategic PIPE (Private Investment in Public Equity) investors as well as the United Investment of $15 million, net of equity issuance costs.

As of December 31, 2022, we had no outstanding debt on our balance sheet.

Off-Balance  Sheet Arrangements

For additional information on off-balance sheet items as of December 31, 2022, please refer to Note 20.

Critical  Accounting Policies  and Estimates

Use of Estimates

The preparation of the audited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities, and the reported amounts of expenses during the reporting period. Eve’s estimates are based on our historical experience and on various other factors that Eve believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

While Eve’s significant accounting policies are described in more detail in Note 2 to Eve’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, Eve believes the following accounting policies and estimates to be critical to the preparation of Eve’s audited consolidated financial statements.

Carve-out  allocation

Eve Sub has historically operated as part of ERJ and not as a stand-alone company. The audited consolidated financial statements are derived from ERJ’s consolidated financial statements and historical accounting records and are presented on a carve-out basis for all historical periods, except for the twelve-months period ended December 31,2022. The statement of operations also includes allocations of certain general and administrative expenses from ERJ’s corporate office for the twelve-month period ended December 31,2022. These general and administrative expenses are comprised of general overhead expenses that separate from and in addition to any such expenses incurred pursuant to the MSA or SSA.

The allocations of these expenses have been determined on a reasonable basis; however, the amounts are not necessarily representative of the amounts that would have been reflected in the financial statements had Eve Sub been an entity that operated independently of ERJ during the applicable period.

The audited consolidated financial statements reflect the historical results of operations, financial position, and cash flows of Eve, in conformity with GAAP. The audited consolidated financial information includes both direct and indirect expenses.

New Warrants

The accounting for the new warrants issued to potential customers and suppliers required a significant effort from Management, especially in regards to (i) the identification of which accounting guidance they fall under, (ii) the classification in the balance sheet as well as the correct presentation in the statement of operations, (iii) initial recognition date, and (iv) measurement.

Recent Accounting Pronouncements

 See Note 2 of our Audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding recently issued accounting pronouncements.

Credit  Risk

Financial instruments, which subjects Eve to concentrations of credit risk, consist primarily of cash, cash equivalents, financial investments and derivative financial instruments. Eve’s cash and cash equivalents and financial investments are held at major financial institutions located in the United States of America and Brazil. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250,000 per depositor per institution). Management believes the financial institutions that hold Eve’s cash and cash equivalents and financial investments are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents and financial investments.

Eve also performs ongoing evaluation of the counterparty of our Intercompany Loan.

Emerging  Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

We also take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

We will lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements upon the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our Common Stock that are held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Item 7.A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interbank interest rate CDI, applicable to our cash equivalent and financial investments in Brazil, that was invested in Bank Deposit Certificates (“CDB”) which are financial instruments issued by financial institutions in Brazil, available for redemption in up to 90 days. As of December 31, 2022, approximately 1.97% of our consolidated cash, cash equivalents and financial investments were indexed to the variation of the CDI rate.

The CDI rate is an average of interbank overnight rates in Brazil.The risk arises from the possibility of the Company incurring decrease on financial income of financial investment due fluctuations in Brazilian interest rate.

Our investment policy is focused on the preservation of capital and supporting its liquidity needs. The Company’s policy for managing the risk of fluctuations in interest rates on financial investments is to maintain a system to measure market risk, which consists of an aggregate analysis of variety of risk factors that might affect the return of those investments.

The exposure to interest rate risk as of December 31, 2022, is as follows:

		Amounts exposed as of December 31, 2022	-50%	-25%	Probable scenario	25%	50%
Cash equivalents and financial investments	CDI	4,483,260	303,741	149,629	(4,483)	(158,595)	(312,707)

Net impact	CDI	4,483,260	303,741	149,629	(4,483)	(158,595)	(312,707)

Rates considered	CDI	13.65%	6.88%	10.31%	13.75%	17.19%	20.63%

The positive and negative variations of 25% and 50% were applied on the most probable scenario rate.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains/losses are those denominated in Reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the real to the value of the U.S. dollar, may adversely affect us, mainly due to the factor that 3% of total assets and 17% of total liabilities are in reais.

The Brazilian currency has, during the last decades, experienced frequent and substantial variations in relation to the U.S. dollar and other foreign currencies. During 2022, the real appreciated against the U.S. dollar in comparison to December 31, 2021, reaching R$5.2171 per US$1.00 as of December 31, 2022.

The exposure of the financial instruments to foreign currency risk as of December 31, 2022, is as follows:

		Amounts exposed as of December 31, 2022	-50%	-25%	Probable scenario	25%	50%
Assets
Cash equivalents and financial investments	BRL	4,564,823	2,246,144	1,086,804	(72,535)	(1,231,875)	(2,391,214)
		4,564,823	2,246,144	1,086,804	(72,535)	(1,231,875)	(2,391,214)
Liabilities
Other payables	BRL	(3,623,102)	(1,782,765)	(862,597)	57,571	977,740	1,897,908
		(3,623,102)	(1,782,765)	(862,597)	57,571	977,740	1,897,908
Net impact	BRL	941,721	463,379	224,207	(14,964)	(254,135)	(493,306)
		5.2171	2.6500	3.9750	5.3000	6.6250	7.9500

The positive and negative variations of 25% and 50% were applied on the most probable scenario rate.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board and Directors

Eve Holding, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Eve Holding, Inc. (Formerly EVE UAM, LLC) and subsidiaries (the Company) as of December 31, 2022, the related consolidated statement of operations, comprehensive loss, changes in stockholders’ equity, and cash flow for the year then ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flow for the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Miami, Florida

March 23, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eve Holding, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Eve Holding, Inc. (formerly The Urban Air Mobility Business of Embraer S.A.) (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Hallandale Beach, Florida

March 18, 2022, except for the effects of the restatement discussed in Note 2 (not presented herein) to the combined financial statements, appearing as an exhibit in Eve Holding, Inc.’s Form 8-K/A dated December 12, 2022, as to which the date is December 7, 2022, and except for the consolidation and the recapitalization of equity including EPS discussed in Note 2, as to which the date is March 23, 2023.

We served as the Company's auditor from 2021 to 2022.

 Item 8. Financial Statements

Eve Holding, Inc.
(FORMERLY EVE UAM, LLC)
CONSOLIDATED BALANCE SHEETS
(in US Dollars, except share data)

	Year Ended December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$49,146,063	$14,376,523
Financial investments	178,781,549	-
Related party receivables	203,712	220,000
Related party loan	82,650,375	-
Other current assets	1,425,507	6,274,397
Total current assets	312,207,206	20,870,920
Property, plant & equipment, net	451,586	-
Right-of-use assets, net	216,636	-
Capitalized software, net	-	699,753
Total assets	$312,875,428	$21,570,673
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,097,097	$877,641
Related party payables	12,625,243	8,642,340
Derivative financial instruments	3,562,500	32,226
Other payables	6,648,171	616,156
Total current liabilities	24,933,011	10,168,363
Other noncurrent payables	1,020,074	702,921
Total liabilities	25,953,085	10,871,284
Stockholders' Equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 269,094,021 and 220,000,000 shares issued and outstanding on December 31, 2022and December 31, 2021, respectively	269,094	220,000
Additional paid-in capital	503,661,571	53,489,579
Accumulated deficit	(217,008,322)	(42,977,964)
Accumulated other comprehensive loss	-	(32,226)
Total stockholders' equity	286,922,343	10,699,389
Total liabilities and stockholders' equity	$312,875,428	$21,570,673

The accompanying Notes are an integral part of these Audited Consolidated Financial Statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in US Dollars, except share data)

	Year Ended December 31,
	2022	2021	2020
Operating expenses
Research and development	$(51,857,545)	$(13,279,780)	$(8,358,043)
Selling, general and administrative	(32,855,959)	(4,898,942)	(1,233,876)
New Warrants expenses	(104,776,230)	-	-
Loss from operations	(189,489,734)	(18,178,722)	(9,591,919)
Change in fair value of derivative liabilities	9,547,500	-	-
Financial and foreign exchange gain/(loss), net	6,844,856	(77,147)	(34,023)
Loss before income taxes	(173,097,378)	(18,255,869)	(9,625,942)
Income tax expense	(932,980)	-	-
Net loss	$(174,030,358)	$(18,255,869)	$(9,625,942)
Net loss per share basic and diluted	(0.68)	(0.08)	(0.04)
Weighted-average number of shares outstanding – basic and diluted	254,131,038	220,000,000	220,000,000

The accompanying Notes are an integral part of these Audited Consolidated Financial Statements.

F-2

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in US Dollars)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(174,030,358)	$(18,255,869)	$(9,625,942)
Derivative financial instruments - cash flow hedge	-	(77,664)	46,012
Total comprehensive loss	$(174,030,358)	$(18,333,533)	$(9,579,930)

The accompanying Notes are an integral part of these Audited Consolidated Financial Statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in US Dollars, except per share data)
	Common Stock
	Shares	Amount	Net parent Investment	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total Stockholders' equity
Balance as of December 31, 2019	-	$-	$(478,631)	$-	$-	$(574)	$(479,205)
Retroactive application of recapitalization	220,000,000	220,000	478,631	14,397,522	(15,096,153)	-	-
Net loss	-	-	-	-	(9,625,942)	-	(9,625,942)
Other comprehensive income/(loss)	-	-	-	-	-	46,012	46,012
Contributions from parent	-	-	-	9,045,282	-	-	9,045,282
Balance as of December 31, 2020	220,000,000	$220,000	$-	$23,442,804	$(24,722,095)	$45,438	$(1,013,853)
Net loss	-	-	-	-	(18,255,869)	-	(18,255,869)
Other comprehensive loss	-	-	-	-	-	(77,664)	(77,664)
Contributions from parent	-	-	-	30,046,775	-	-	30,046,775
Balance as of December 31, 2021	220,000,000	$220,000	$-	$53,489,579	$(42,977,964)	$(32,226)	$10,699,389
Separation-related adjustment	-	-	-	(707,846)	-	32,226	(675,620)
Net loss	-	-	-	-	(174,030,358)	-	(174,030,358)
Issuance of new shares	2,039,353	2,039	-	14,997,961	-	-	15,000,000
Reclassification of Public Warrants from liability to equity	-	-	-	10,580,000	-	-	10,580,000
Issuance of fully vested New Warrants	-	-	-	104,776,230	-	-	104,776,230
Issuance of common stock upon reverse recapitalization, net of fees	43,392,132	43,392	-	315,283,325	-	-	315,326,717
Issuance of restricted stock and restricted stock expense	140,000	140	-	3,301,252	-	-	3,301,392
Exercise of warrants	3,522,536	3,523	-	31,703	-	-	35,226
Share based payment with non-employees	-	-	-	3,282,000	-	-	3,282,000
Contributions from parent	-	-	-	732,776	-	-	732,776
Distribution to parent	-	-	-	(2,105,409)	-	-	(2,105,409)
Balance as of December 31, 2022	269,094,021	$269,094	$-	$503,661,571	$(217,008,322)	$-	$286,922,343

The accompanying Notes are an integral part of these Audited Consolidated Financial Statements.

Eve Holding, Inc.
(FORMERLY EVE UAM, LLC)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in US Dollars)
	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(174,030,358)	$(18,255,869)	$(9,625,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized software	-	107,931	9,056
Depreciation	24,879	-	-
Non-cash lease expenses - amortization & interest	8,914	-	-
Long-term incentive plan expense	947	150,099	(736)
Stock-based compensation	3,301,392	-	-
Warrants expenses	98,537,955	-	-
Unrealized gains on financial investments	(3,431,924)	-	-
Changes in operating assets and liabilities:
Other assets	4,840,322	(6,270,287)	(1,379)
Related party receivables	206,806	(220,000)	-
Accounts payable	1,924,083	30,653	527,376
Related party payables	2,872,871	8,642,340	-
Operating lease liabilities	(8,914)	-	-
Other payables	6,295,481	929,123	62,836
Net cash used in operating activities	(59,457,546)	(14,886,010)	(9,028,789)
Cash flows from investing activities:
Purchases of investment securities	(177,000,000)	-	-
Related party loan	(81,000,000)	-	-
Property, plant & equipment	(476,465)	-	-
Net cash used in investing activities	(258,476,465)	-	-
Cash flows from financing activities:
Transfer from parent	-	14,262,533	9,028,789
Capital contribution net of transaction costs reimbursed to Zanite	369,830,250	15,000,000	-
Transaction Costs reimbursed to parent	(15,754,066)	-	-
Distribution to parent, net	(1,372,633)	-	-
Net cash provided by financing activities	352,703,551	29,262,533	9,028,789
Increase in cash and cash equivalents	34,769,540	14,376,523	-
Cash and cash equivalents at the beginning of the period	14,376,523	-	-
Cash and cash equivalents at the end of the period	$49,146,063	$14,376,523	$-
Supplemental disclosure of other noncash investing and income taxes paid
Additions to capitalized software transferred by parent	$-	$784,241	$16,494
Income tax paid	970,253	-	-
Recognition of the operating assets ROU assets	224,210	-	-
Recognition of the operating lease liabilities	(224,210)	-	-

  The accompanying Notes are an integral part of these Audited Consolidated Financial Statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in US Dollars)

1.     Organization and Nature of Business

The Company and Nature of Business

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is an aerospace company with operations in Melbourne, Florida, and Brazil. The Company is a former blank check company incorporated on November 19, 2020, under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Eve is dedicated to accelerating the urban air mobility (“UAM”) ecosystem. Benefitting from a startup mindset and with a singular focus, Eve is taking a holistic approach to progressing the UAM ecosystem, with an advanced electrical vertical take-off and landing (“eVTOL”) project, a comprehensive global services and support network and a unique air traffic management solution.

Business Combination

On December 21, 2021, Zanite entered into a BCA with ERJ, Embraer Aircraft Holding, Inc., a Delaware corporation (“EAH”) wholly owned by ERJ, and EVE UAM, LLC, a Delaware limited liability company (“Eve Sub”), a former subsidiary of EAH, that was formed for purposes of conducting the UAM Business (as defined in the BCA).

On May 9, 2022, in accordance with the BCA, the closing (the “Closing”) of the transactions contemplated by the BCA (the “Business Combination”) occurred, pursuant to which Zanite issued 220,000,000 shares of Class A common stock to EAH in exchange for the transfer by EAH to Zanite of all of the issued and outstanding limited liability company interests of Eve Sub (the “Equity Exchange”). As a result of the Business Combination, Eve is now a wholly-owned subsidiary of Zanite, which has changed its name to “Eve Holding, Inc.”

On December 21, 2021, December 24, 2021, March 9, 2022, March 16, 2022, and April 4, 2022, in connection with the Business Combination, Zanite entered into subscription agreements or amendments thereto (as amended from time to time, the “Subscription Agreements”) with certain investors, including certain strategic investors and/or investors with existing relationships with ERJ (the “Strategic Investors”), Zanite Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and EAH (collectively, the “PIPE Investors”), pursuant to which, and on the terms and subject to the conditions of which, Zanite agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to the Closing, an aggregate of 35,730,000 shares of Class A common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $357,300,000, which included the commitment of the Sponsor to purchase 2,500,000 shares of Class A common stock for a purchase price of $25,000,000 and the commitment of EAH to purchase 18,500,000 shares of Class A common stock for a purchase price of $185,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.

Upon Closing, all shares of Zanite Class A and Class B common stock were converted into, on a one-for-one basis, shares of common stock of Eve Holding.

Both ERJ and Zanite’s sponsors incurred costs in connection with the business combination (“Transaction Costs”). The Transaction Costs that were determined to be directly attributable and incremental to the Company, as the primary beneficiary of these expenses, and incurred related to the Business Combination were deferred and recorded as other assets in the balance sheet until the Closing. Such costs were subsequently recorded either as an expense of the Business Combination or a reduction of cash contributed with a corresponding reduction of additional paid-in capital if they were attributable to one or multiple sub-transactions of the Business Combination.

Accounting Treatment of the Business Combination

The Business Combination was accounted for as a reverse recapitalization, equivalent to the issuance of shares by Eve Sub for the net monetary assets of Zanite accompanied by a recapitalization. Accordingly, the consolidated assets, liabilities and results of operations of Eve Sub (or the “UAM Business”, as applicable) became the historical financial statements of the Company, and the assets, liabilities and results of operations of Zanite were consolidated with Eve Sub beginning on the Closing date. For accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Eve Sub. The net assets of Zanite were recorded at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the transaction are presented as those of Eve Sub (or the “UAM Business", as applicable) in future reports of the Company.

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

COVID-19 Pandemic

The World Health Organization declared a global emergency on January 30, 2020, with respect to the outbreak of a novel strain of coronavirus, or COVID-19 pandemic. There are many uncertainties regarding the continuing global COVID-19 pandemic, the full impact of which continues to evolve as of the date hereof. Eve is closely monitoring the COVID-19 pandemic situation and its impacts on its employees, operations, the global economy, the supply and the demand for its products and services, including the UAM Business.

The full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations remains uncertain. Management is actively monitoring the situation on its operations, suppliers, industry, and workforce.

2. Summary of Significant Accounting Policies

Basis of Presentation

Prior to the separation from ERJ, Eve Sub has historically operated as part of ERJ and not as a standalone company. For periods as of and for the year ended December 31, 2021, and prior to December 31, 2021, the audited combined financial statements have been derived from ERJ and EAH historical accounting records and are presented on a carve-out basis (“The Urban Air Mobility Business of Embraer S.A”). After the contribution of the UAM assets by ERJ and EAH (i.e., from December 31, 2021, until the Closing) the combined financial statements have been derived from Eve Sub and Eve Soluções de Mobilidade Aérea Urbana Ltda. (“Eve Brazil”) books. After the Closing the consolidated financial statements  have been derived from the Company’s combined figures to retroactively recast the recapitalization of equity including EPS for all periods presented.

The audited combined financial statements as of and for the year ended December 31, 2021, and for periods prior to December 31, 2021, have been derived from ERJ and EAH historical accounting records and are presented on a carve-out basis. As of January 1, 2022, Eve Sub began accounting for its financial activities as an independent entity.

The balances of Eve Brazil, a direct wholly-owned subsidiary of Eve, that were recorded in a foreign currency, were converted/translated into its functional currency, the US dollar, before being presented on the consolidated financial statements.

ERJ started charging the UAM business related R&D and G&A expenses to Eve through the Master Service Agreement (“MSA”) and Shared Service Agreement (“SSA”), respectively. Therefore, there was no need to continue carving out expenses from ERJ and EAH.

All intercompany transactions’ balances between Eve Sub and Eve Brazil (collectively, the “Eve Entities”) were eliminated.

Until the Closing date, the audited consolidated financial statements of Eve Sub reflect the assets, liabilities, and expenses that management determined to be specifically attributable to Eve Sub, as well as allocations of certain corporate level assets, liabilities and expenses, deemed necessary to fairly present the financial position, results of operations and cash flows of Eve, as discussed further below. Management believes that the assumptions used as basis for the allocations of expenses, direct and indirect, as well as assets and liabilities in the audited consolidated financial statements are reasonable. However, these allocations may not be indicative of the actual amounts that would have been recorded had Eve operated as an independent, publicly traded company for the periods presented.

Prior to May 9, 2022, as a part of ERJ, Eve Sub was dependent upon ERJ for all of its working capital and financing requirements, as ERJ uses a centralized approach to cash management and financing its operations. Accordingly, cash and cash equivalents, debt or related interest expense have not been allocated to Eve. Financing transactions related to Eve were accounted for as a component of Net Parent Investment in the audited consolidated balance sheets and as a financing activity on the accompanying audited consolidated statements of cash flows.

The accompanying financial statements are presented in U.S. dollars, unless otherwise noted, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

On December 14, 2021, the Company signed with ERJ the MSA and the SSA, through which ERJ charges Eve Sub for a significant part of the expenses Eve Sub was previously carving out. As previously explained, only a minor portion of Eve’s expenses, comprised of general overhead expenses, were allocated to Eve in order to better present its results in a stand-alone basis. For additional discussion of the MSA and SSA, refer to Note 4 Related Party Transactions.

Since the financial activities from the MSA and SSA signature date to December 31, 2021, were immaterial, Management chose to continue with the management approach for all of the year ended December 31, 2021, and to use the legal entity approach beginning January 1, 2022. Management continued to use the legal entity approach until the Business Combination was consummated on May 9, 2022 (i.e., after this date no carve-out amounts were added to Eve’s financial statements). The Company has recorded the impacts of the balance sheet adjustment (i.e., separation-related adjustment) for the change in methodology as adjustments to the January 1, 2022 beginning balance sheet and not as a period activity attributable to the twelve-month period ended December 31, 2022. The January 1, 2022 beginning balance sheet adjustments from the December 31, 2021balances were as follows:

Separation-related adjustments

	As of December 31,	Separation-Related	As of January 1,
	2021	Adjustment	2022
ASSETS
Current assets:
Cash and equivalents	$14,376,523	$(8)	$14,376,515
Related party receivables	220,000	-	220,000
Other current assets	6,274,397	(8,567)	6,265,830
Total current assets	20,870,920	(8,575)	20,862,345
Capitalized software, net	699,753	(699,753)	-
Total assets	$21,570,673	$(708,328)	$20,862,345
LIABILITIES AND NET PARENT EQUITY
Current liabilities:
Accounts payable	877,641	(718,232)	159,409
Related party payables	8,642,340	1,110,032	9,752,372
Derivative financial instruments	32,226	(32,226)	-
Other payables	616,156	(94,361)	521,795
Total current liabilities	10,168,363	265,213	10,433,576
Other noncurrent payables	702,921	(297,921)	405,000
Total liabilities	10,871,284	(32,708)	10,838,576
Net parent equity:
Net parent investment	10,731,615	(707,846)	10,023,769
Accumulated other comprehensive loss	(32,226)	32,226	-
Total net parent equity	10,699,389	(675,620)	10,023,769
Total liabilities and net parent equity	$21,570,673	$(708,328)	$20,862,345

Management considers the legal entity approach to be the most meaningful representation of Eve’s standalone carve-out financial statements.

For periods ended as of or prior to December 31, 2021, the audited consolidated financial information includes both direct and indirect expenses. The historical direct expenses consist primarily of personnel-related costs (including salaries, labor taxes, profit sharing program, benefits, short and long-term incentive) of research and development employees directly involved in UAM activities, research expenses, facilities depreciation and others. The indirect expenses consist of personnel-related costs (including salaries, labor taxes, profit sharing program, benefits, short and long term incentive) allocated to Eve and general and administrative overhead, including expenses for information systems, accounting, other financial services (such as treasury, audit and purchasing), human resources, legal, and facilities, allocated as per headcount of employees exclusively involved in UAM activities compared to the total headcount of all ERJ employees or using an expense input comparing the total R&D expenses of Eve against the total R&D expenses of ERJ’s market accelerator and disruptive business innovation company, EmbraerX. Eve has calculated its income tax amounts using a separate return methodology and it has presented these amounts as if it were a separate taxpayer from ERJ and EAH.

For periods ended as of or prior to December 31, 2021, the audited consolidated balance sheets of Eve also include other assets, capitalized software, accounts payable and other payables that were allocated on a specific identification basis. Derivative instruments used to hedge the salaries for employees directly involved in UAM activities were allocated by comparing the salaries of these employees in Brazilian reais (“BRL” or “R$”) against the total employees’ salaries of ERJ in BRL, and for employees not directly involved in UAM activities the expense input approach using R&D metrics, noted above, was used to allocate the Derivatives instruments. Incentive payments received in advance, which were related to service arrangements to process employee payroll were allocated based on a headcount proportion basis.

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

Functional and reporting currency

Management has concluded that the US dollar ("USD") is the functional and reporting currency of Eve. Therefore, the consolidated financial statements that were derived from Eve entities’ financial statements are presented in USD.

The foreign currency gains and losses are related to transactions with suppliers recognized in the functional currency, USD, but settled in BRL. The impacts were recognized in “Financial and foreign exchange gain/(loss), net” within the consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and judgments that affected the reported amounts of assets and liabilities and allocations of expenses. These judgments were based on the historical experience, management’s evaluation of trends in the industry and other factors that were deemed relevant at that time. The estimates and assumptions were reviewed on a regular basis and the changes to accounting estimates were recognized in the period in which the estimates were revised. The Company’s management recognize that the actual results could be materially different from the estimates. Until December 31, 2021, under the management approach, the significant estimates inherent in the preparation of the audited consolidated financial statements include, but are not limited to, useful lives of capitalized software, net, accrued liabilities, income taxes including deferred tax assets and liabilities. Under the legal entity approach, the significant estimates include, but are not limited to the warrants measurement, fair value measurement and income taxes.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and highly liquid short-term investments, usually maturing within 90 days of the investment date, readily convertible into a known amount of cash and subject to an insignificant risk of change in value.

Financial Investments

Our financial investments consist of time deposits with financial institution (investment available in USD, in which a determined amount is invested for a period of time with a fixed interest rate) with maturity dates over 90 days, but less than 365 days.

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

The carrying amounts of the Company’s other assets, related party receivables and payables, accounts payables and other payables, except for the long-term incentive plan, advances from customers and the derivative financial instruments, approximate fair value due to the short-term nature of these instruments.The fair value of the liabilities related to the long-term incentive plan included inother payables wasdeterminedusing the Level1inputs. The fair value of the derivative instruments, accounted for based on hedge accounting (see below), wasdetermined using the Level 2 or Level 3 inputs. The fair value of the warrants was determined using Level 1 input except for certain warrants whose fair value was estimated based on Level 2 inputs.

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

Property, plant & equipment, net

Property, plant & equipment, net are stated at historical cost less accumulated depreciation. Eve depreciates property, plant and equipment on a straight line basis. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. Eve recognizes right-of-use ("ROU") assets on the lease inception date (that is, the date in which the asset is available for use). The ROU assets are measured at cost, less any depreciation or impairment losses and are adjusted for any revaluation of lease liabilities. The cost of ROU assets includes the amount of the recognized lease liability, the initial direct costs incurred less any lease incentives received. The ROU assets are depreciated on a straight-line basis considering the lease term and the Company’s intention in renewal options, based on the best estimate on each reporting date. ROU assets are subject to impairment test if there is evidence that their carrying amount may be higher than the recoverable amount.

Expenses on the depreciation of the right-of-use asset are recognized as operating expenses in the statements of income for the year.

The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments for a term similar to the lease term in a similar economic environment as the lease.

Lease liabilities are measured at the present value of lease payments to be made during the lease term, which is measured based on the contract term and renewal options. Lease payments include fixed payments less any lease incentives received.

Long-lived assets

               Long-live assets, which include capitalized software; property, plant & equipment; and right-to-use assets, are reviewed for impairment when events or changes in circumstance indicate that the carrying amount of the long-lived asset group may not be recoverable.

Long-term incentive plan

Until December 31, 2021, Eve carved-out certain amounts related to the ERJ long-term incentive plan ("LTIP"). The LTIP plan has the objective of retaining and attracting qualified personnel who will make an effective contribution to Eve’sfuture performance. The plan is a cash-settled phantom shares plan, in which the amounts attributed to the services provided by the participants are converted into virtual share units based on the market value of ERJ’s shares. At the end of the acquisition period the participant receives the quantity of virtual shares converted into BRL, at the shares’ current market value. Everecognizes the obligation during the acquisition period (quantity of virtual shares proportional to the period) in the same group as the participant’s normal remuneration. This obligation is presented within the line-item titled “Other payable,” with detail disclosed in Note 9 and the fair value is calculated based on the market price of the shares and recorded as “General and administrative” expenses in the audited consolidated statements of operations.

During 2022, Eve has assumed obligations under the LTIP towards certain employees transferred from ERJ to Eve.

Eve has its own remuneration plan, the 2022 Stock Incentive Plan, which grants its employees, management and officers restricted stock units (RSUs) of our common stock. We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees, management, and non-employees to be based on the grant date fair values of the awards.

We estimate the fair value of share options with market conditions using the Monte Carlo simulation option-pricing model. The fair value of the RSU’s without market conditions equals Eve’s share price on the grant-date. The fair value of awards is recognized as expense over the requisite service period on a straight-line basis. Determining the grant date fair value of the awards using the Monte Carlo option-pricing models requires management to make assumptions and judgments, including but not limited to the following:

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

Expected volatility — Since Eve’s stock has only been publicly traded on NYSE since May 2022, there is insufficient historical data on the volatility of Eve’s common stock. Therefore, the expected volatility was estimated considering the average volatility of comparable publicly listed companies’ stocks and the expected volatility implied on the Company's public warrants traded on NYSE.

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

As of December 31, 2022, Eve has granted ten tranches of its 2022Stock Incentive Plan (Granted Tranches). Four of the Granted Tranches have performance conditions only, four have service conditions only and two have market and service conditions.

For awards with market conditions, below are the following assumptions used in the fair value measurement:

	May 9,	October 31,
	2022	2022
Share Price (SO) - US$	$11.32	$10.58
Maturity Date	05/09/27	05/09/27
Time (T) - Years	4.98	4.50
Strike Price (X)	$-	$-
Risk-free Rate (r)	2.95%	4.05%
Volatility (σ)	47.17%	51.91%
Dividend Yield (q)	0.00%	0.00%
RSU Value (US$)	$17.01	$15.93

Research and Development (R&D)

R&D efforts are focused on design and development of our eVTOL, UATM and Service and Support projects to achieve manufacturing and commercial stage. Under U.S. GAAP, R&D costs are expensed as incurred and are primarily comprised of engineering services provided by related parties, personnel-related costs (including salaries, labor taxes, profit sharing program, benefits, short and long-term incentive) for employees focused on R&D activities, supplies and materials costs. Until December 31, 2021, most of these expenses were carved-out from ERJ. Effective January 1, 2022, ERJ started charging Eve Sub for most of such costs under the MSA (see Note 4 for more details about the MSA).

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

New Warrants Expenses

Eve issued or agreed to issue warrants (New Warrants), to potential customers, financiers and suppliers. See more details in Note 10. The New Warrants were recognized by Eve at their respective fair values as an operating expense (since Eve has no current revenue or binding contracts in place). No subsequent remeasurement is required since they are equity classified.

Income Taxes

The deferred income taxes are generally recognized, based on enacted tax rates, when assets and liabilities have different values for financial statement and tax purposes. Eve has calculated its income tax amounts using a separate return methodology. Under this method, Eve assumes it will file separate returns with tax authorities. As a result, Eve’s deferred tax balances and effective tax rate as a stand-alone entity will likely differ significantly from those recognized in historical periods. A valuation allowance is appropriate if it is more likely than not all or a portion of deferred tax assets will not be realized. The calculation of income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations.

The tax loss carryforwards and valuation allowances reflected in the audited consolidated financial statements are based on a hypothetical stand-alone income tax return basis and may not exist in the ERJ and EAH consolidated financial statements.

Eve accounts for uncertain income tax positions recognized in the audited consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the audited consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

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

eVTOL: the aircraft is in the preliminary design stage of development. This vehicle is expected to havevertical lift and horizontal propulsion electric motors. Eve’s eVTOL has been in anincubation stage for over4 years. The certification is proposed to be first with ANAC (the National Civil Aviation Agency of Brazil) and in parallel with the U.S. Federal Aviation Administration.

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

Basic and Diluted Net Loss per Common Stock

In connection with the Closing, all the issued and outstanding Zanite shares of Class A common stock, including the shares of Class A common stock issued to the PIPE Investors, were converted into, on a one-for-one basis, shares of common stock of Eve. In addition, the Company has also entered into warrant agreements with certain of the Strategic PIPE Investors, including United, pursuant to which, and subject to the terms and conditions of each applicable warrant agreement, the Company has agreed to issue to the Strategic PIPE Investors warrants to purchase an aggregate amount of (i) 24,095,072 shares of common stock with an exercise price of $0.01 per share, (of which 800,000 shares of common stock of Eve were purchased at the Closing, for an aggregate purchase price of $8,000and of which 2,722,536shares of common stock of Eve were purchased on October 1, 2022, for an aggregate purchase price of $27,225), (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share.

Basic net loss per common stock excludes dilutive units and is computed by dividing net loss attributable to shareholders by the weighted average number of common stock outstanding during the period.  Diluted net loss per common stock reflects the potential dilution that would occur if securities were exercised or converted into common stock. The effects of any incremental potential common stock are excluded from the calculation of loss per common stock if their effect would be anti-dilutive. Contingently issuable shares, including equity awards with performance conditions, are considered outstanding common shares and included in basic net loss per share as of the date that all necessary conditions to earn the awards have been satisfied.

Eve monitors the weighted average market price of its shares to assess if the outstanding liability classified warrants must be included as per the treasury stock method. The quantity of warrants is considered for the diluted earnings per share calculation to the extent they are “in-the-money” and their effect is dilutive.

Due to the losses incurred during the presented periods, the weighted-average common stock outstanding used to calculate both basic and diluted loss per common stock is the same for both periods.

Derivative Financial Instruments

       The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments, including liability classified warrants, are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the Statement of Operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recently adopted accounting pronouncements

In December 2019, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Updated (“ASU”  2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for Eve’s annual periods beginning after December 15, 2021, and for interim periods beginning after December 15, 2022. The adoption of ASU 2019-12 did not have a material effect to Eve’s consolidated financial statements.

In March 2020, the FASB issued (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the effects of reference rate reform of financial reporting, providing an optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. Eve has no contracts, hedging relationships, and other transactions that the LIBOR is applied as reference rate, thus no impact is expected in its audited consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

There are no recent accounting pronouncements applicable to the Company pending adoption that the Company expects will have a material impact on our consolidated financial condition, results of operations, or cash flows.

3.    Cash and cash equivalents

	Year Ended December 31,
	2022	2021
Cash	$14,446,534	$14,131,396
Cash equivalents - Private securities (i)	4,483,260	245,127
Fixed deposits (ii)	30,216,269	-
Total	$49,146,063	$14,376,523

(i)	Applications in Bank Deposit Certificates ("CDB’s"), issued by financial institutions in Brazil, available for redemption in up to 90 days.
(ii)	Fixed term deposits in US Dollars with original maturities of 90 days or less.
F-16

4.   Related Party Transactions

Relationship with ERJ

Prior to the Closing of the transaction with Zanite, Eve Sub wasmanaged, operated, and funded by ERJ. Accordingly, certain shared costs have been allocated to Eve and reflected as expenses in Eve's stand-alone audited consolidated financial statements. The expenses reflected in the audited consolidated financial statements may not be indicative of expenses that will be incurred by Eve in the future.

a)     Corporate costs

ERJ incurred corporate costs for services provided to the UAM Business. These costs include expenses for information systems, accounting, other financial services such as treasury, external audit, purchasing, human resources, legal, and facilities. Also includes UAM related to R&D expenses.

Until December 31, 2021, a portion of these costs that benefited the UAM Business, was allocated to the UAM Business using a pro-rata method based on R&D project related costs, headcount, or other measures that management believes are consistent and reasonable.

Effective January 1, 2022, ERJ started charging Eve Sub for R&D and selling, administrative services under the MSA and SSA, respectively (see more details below). Additionally, from January 1, 2022, until the Closing date, Eve kept carving-out certain corporate costs.

After the Closing, ERJ, EAH and other related parties started charging Eve for the costs that benefited the Company. The charges include the amounts that were previously carved-out from January 1, 2022, until the Closing date, plus amounts incurred after the Closing date. The corporate allocated costs included in the audited consolidated statement of operations were $2,101,356 and $16,701,385for the year ended December 31, 2022, (specifically the period from January 1, 2022, through May 9, 2022), and 2021, respectively, and were included into SG&A and R&D expenses for each of the year as follows:

	Year Ended December 31,
	2022	2021
SG&A	$1,422,063	$4,528,892
R&D	679,293	12,172,493
Total	$2,101,356	$16,701,385

b)     Transaction Costs

During the year ended December 31, 2022, and December 31, 2021, both ERJ and EAH paid for Transaction Costs attributable to the UAM business. The Transaction Costs include but are not limited to costs associated with lawyers, bankers, consulting and auditing services with the objective to effectuate the transaction with Zanite, as described in Note 1. Direct Transaction Costs were deferred to the extent permitted by the accounting standards by Eve. Transaction Costs not considered to be direct were expensed by Eve in the period incurred.

Management analyzed the nature and timing of the costs to determine whether they were i) directly related to the carve-out structuring and reporting preparation, ii) directly related to the anticipated closing of the transaction with Zanite, or iii) weren’t related to either of the aforementioned (other). The Transaction Costs, in million of US$, were as follows:

Period	Carve-out related expenses	Directly related to the transaction	Other	Total
Total Transaction Costs 2021	$1.8	$6.3	$0.5	$8.6

Total Transaction Costs 2022	0.6	15.1	0.0	15.7

Total Accumulated directly related Transaction Costs	$2.4	$21.4	$0.5	$24.3

Of the Transaction Costs incurred in 2021, $6.3 million were deferred and recognized on the December 31, 2021 consolidated balance sheet as Other current assets (see Note 6). The remainder, $2.4 million, was recorded in the year ended December 31, 2021 consolidated statement of operation in Selling, general and administrative expense.

The Transaction Costs total amount was reimbursed by Eve to ERJ and EAH upon Closing.

The Transaction Costs reimbursed to Zanite amounted $22.2 million and decreased the proceeds raised from the issuance of common stock.

c)    Cash Management and Financing

Eve is responsible for managing its own cash which was originally comprised of the $15.0 million of capital contribution made by ERJ in July 2021 upon the formation of the legal entity.

Upon the Closing, Eve received approximately $355 million in cash.

d)     Master Service Agreement and Shared Service Agreement

In connection with the transfer of the UAM Business to Eve Sub, ERJ and Eve Sub entered into a MSA and SSA on December 14, 2021. The initial terms for the MSA and SSA are 15 years. The MSA can be automatically renewed for additional successive one-year periods. The MSA has established a fee to be charged by ERJ to Eve so that Eve may be provided with access to ERJ’s R&D and engineering department structure, as well as, at Eve’s option, the ability to access manufacturing facilities in the future. The SSA has established a cost overhead pool to be allocated, excluding any margin, to Eve so that Eve may be provided with access to certain of ERJ’s administrative services and facilities which are commonly used across the ERJ business such as back-office shared service centers. In addition, on December 14, 2021, Eve Sub entered into a MSA with Atech Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) and wholly-owned subsidiary of ERJ (“Atech”), for an initial term of 15 years (the "Atech MSA"). Fees under the Atech MSA are charged to Eve for services related to Air Traffic Management, defense systems, simulation systems, engineering and consulting services.

As of December 31, 2022, there is an outstanding related party payable of $12,625,243 of which $11,080,688 and $370,899 are related to the MSA and SSA, respectively. During the year ended December 31, 2022 Eve has incurred cost in the amount of $39,485,512, of which $38,588,166 is in relation to the MSA and $897,346 is in relation to the SSA.

Fees and expenses in connection with the MSA are set to be payable within 45 days of receipt by Eve of an invoice from ERJ together with documentation supporting the fees and expenses set forth on such invoice. Costs and expenses incurred in connection with the provision of shared services to Eve pursuant to the SSA are set to be payable within 45days of receipt by Eve. All payments and amounts are due or paid in US Dollars and are recognized in the Related party payable caption.

e)    Related party receivables/payables

Certain employees were transferred from ERJ to Eve. On the transfer date of each employee, all payroll related accruals were assumed by Eve and it recognized a related party receivable from ERJ. Additionally, EAH transferred certain liabilities related to the Eve business, which led to the recognition of a receivable from EAH. This receivable balance is decreased when EAH pays for corporate expenses (e.g., health insurance) on behalf of Eve.

As of December 31, 2022, there is an outstanding related party receivable balance of $82,854,087, of which $190,518 relates to ERJ’s LTIP, $13,194 relates to credit with Atech, and a related party loan and accrued interest in the amount of $82,650,375 with EAH, as stipulated below in section (g). As of December 31, 2022, there is an outstanding related party payable of $12,625,243, which is mostly comprised of balances due to ERJ and Atech under the MSA and SSA.

f)   Royalty-free licenses

The agreements with ERJ also allow Eve to access royalty-free license to ERJ’s background intellectual property to be used within the UAM market.

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

See below a summary of related party balances and the impacts on the results:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Assets	Liabilities	Assets	Liabilities
ERJ	$190,518	$11,347,799	$220,000	$-
EAH	82,650,375	655,519	-	8,642,340
Atech	13,194	136,036	-	-
Other related parties	-	485,889	-	-
Total	$82,854,087	$12,625,243	$220,000	$8,642,340

	Operating expenses - Year Ended December 31,
	2022	2021	2020(i)
ERJ	$36,553,941	$495,742	$-
EAH	6,190,634	2,389,083	-
Atech	2,931,572	613,603	-
Other related parties	485,889	-	-
Total	$46,162,036	$3,498,428	$-

(i)  Eve expenses for 2020 were all carved-out from ERJ and EAH. Thus, no amounts were actually charged to Eve.

5.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Year Ended December 31,
	2022	2021
Development mockup	$397,785	$-
Construction in progress ("CIP")	44,375	-
Computer hardware	9,426	-
Total	$451,586	$-

The mockup was built to simulate the operation and design of Eve’s eVTOL, and also to simulate the interior space and cabin layout.

Depreciation and amortization expense of Property, plant and equipment and Right-of-use assets for the twelve months ended December 31, 2022, was $33,495, and $0 for the twelve months endedDecember 31, 2021.

6.    Other Current Assets

Other current assets are comprised of the following:

	Year Ended December 31,
	2022	2021
Prepaid Directors & Officers insurance	$1,292,317	$-
Income tax advance payments(i)	34,642	-
Advances to employees	74,064	17,063
Other current assets	24,484	4,077
Deferred Transaction Cost(ii)	-	6,253,257
Total	$1,425,507	$6,274,397

(i)      Refers to federal withholding taxes and recoverable income taxes.

(ii)    Refers to the deferral of the Transaction Costs as of December 31, 2021. After the Closing on May 9, 2022, the deferred Transaction Costs were either expensed or recorded as reduction of the proceeds raised from issuance of common stock.

7.    Capitalized software, net

Capitalized software, net is comprised of software licenses; the position and changes for the twelve month period ended December 31, 2022, and2021, are as follows:

Capitalized software	Cost	Amortization (i)	Total
At December 31, 2019	$26,699	$(10,694)	$16,005
Additions	16,494	(9,056)	7,438
At December 31, 2020	$43,193	$(19,750)	$23,443
Additions	784,241	(107,931)	676,310
At December 31, 2021	827,434	(127,681)	699,753
Legal entity separation-related adjustments (ii)	(827,434)	127,681	(699,753)
At December 31, 2022	$-	$-	$-

(i)	The amortization effect is recorded in “General and administrative” in the audited combined consolidated statements of income.
(ii)

As a result of the change in the carve-out methodology from management approach to legal entity approach, the capitalized software balance presented on December 31, 2021, is no longer presented in this audited combined consolidated financial statement. The costs associated with software licenses used by the UAM Business will be charged by ERJ to Eve as part of the MSA and SSA. Refer to Note 2 for further information on the change in the carve-out methodology.

Effective fiscal year 2022, the amortization of the intangible assets that are used by the ERJ’s teams to support Eve is being charged through the MSA and SSA.

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

The Private Placement Warrants have similar terms as the Public Warrants, except for the fact that the Public Warrants are redeemable by the Company for cash at a price of $0.01 per Public Warrant if the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading days period ending three business days before we send to the notice of redemption to the warrant holders. The Public Warrants may be exercised at any time after notice of redemption is given by the Company and prior to the Redemption Date. The Private Placement Warrants are not subject to the $0.01 cash redemption feature, but will be when the Private Placement Warrants are transferred to a third party not affiliated with the Sponsor (referred to as a non-permitted transferee) and become Public Warrants. When this occurs, the calculation of the settlement amount of the Private Placement Warrants changes.

Since the settlement amount depends solely on who holds the instrument, and this is not an input to the fair value of a fixed-for-fixed option or forward on equity shares, this provision causes the Private Placement Warrants to fail the indexation guidance of ASC 815-40. Thus, the Private Placement Warrants are liability classified.

 Refer to the Note 15for more details regarding the measurement of all warrants.

9.    Other Payables

Other Payables are comprised of the following items:

	Year Ended December 31,
	2022	2021
Provision for profit sharing program (i)	$2,508,143	$59,855
Accrued expenses (ii)	2,491,847	-
Advances from customers (iii)	800,000	405,000
Accruals related to payroll (iv)	763,031	455,392
Social charges payable (v)	626,627	163,384
Other payable	300,738	52,405
Long-term incentive (vi)	177,859	183,041
Total	$7,668,245	$1,319,077
Current portion	$6,648,171	$616,156
Non-current portion	$1,020,074	$702,921

(i)   Refers to accruals payable to the employees under the profit sharing programs.

(ii)  Accruals for services received from third parties whose invoices were not received.

(iii) Refers to advances from customers which have signed a letter of intent to purchase eVTOLs.

(iv) Refers to accruals related to personnel obligations recorded in the financial statements, including mainly vacation expenses and other minor expenses.

(v)  Refers to social charges and taxes applicable in relation to personnel compensation.

(vi) These represent the ERJ’s LTIP obligations. The balance presented as of December 31, 2021, was carved-out from ERJ and the balance as of December 31, 2022, relates to the LTIP obligation assumed by Eve towards certain grantees transferred from ERJ to Eve during the period.

10.    Stockholders’ equity

The Company’s common stock and warrants trade on the NYSE under the symbol “EVEX” and “EVEXW”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 269,094,021 and 220,000,000 shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively. The Company has retroactively adjusted the shares issued and outstanding prior to May 9, 2022, to give effect to the exchange ratio.

Preferred stock may be issued at the discretion of the Company's Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware, and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers and directors, and in certain instances may be used as an antitakeover defense. As of December 31, 2022, and December 31, 2021, there was no preferred stock issued and outstanding.

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. No dividends on common stock have been declared by the Company’s board of directors through December 31, 2022, and the Company does not expect to pay dividends in the foreseeable future.

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

Concurrently with the execution of the United Subscription Agreement, the Company and United also entered into the United Warrant Agreement, pursuant to which, at or promptly following the closing of the United Investment, the Company issued to United warrants to acquire up to 2,722,536 shares of Common Stock, each with an exercise price of $0.01 per share, which were issuable upon (i) the issuance by the parties of a joint press release announcing the United Investment, (ii) the entry by the Company and an affiliate of United into a conditional purchase agreement for the sale and purchase of up to 400 eVTOLs and (iii) the agreement by the Company and United to establish a concept of operations for the use of the Company’s eVTOLs at one or more of United’s or its affiliates’ hub airports. All  2,722,536 warrants were exercised by United on October 6, 2022. In addition, pursuant to the terms of the United Warrant Agreement, the Company has agreed to issue United additional warrants to acquire up to an additional 2,722,536 shares of Common Stock, each with an exercise price of $0.01 per share, which are issuable upon the entry into (i) a binding agreement between United (or one of its affiliates) and the Company for the sale and purchase of up to 200 eVTOLs and (ii) certain eVTOL services and support agreements.

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

The Company had reserved common stock for future issuance as follows:

2022 Stock Incentive Plan(i)	8,730,000
Shares underlying Private Placement Warrants	14,250,000
Shares underlying Public Warrants	11,500,000
Shares underlying New Warrants	37,572,536

(i)	For more details about the 2022 Stock Incentive Plan refer to Note 2.

Public Warrants

Each Public Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, to be exercised only for a whole number of shares of our common stock. The Public Warrants became exercisable 30 days after the Closing (i.e., on June 8, 2022), provided that we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants expire five years after the Closing or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, we may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading days period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

Upon the Closing, all shares of Zanite Class A and Class B common stock were converted into, on a one-for-one basis, shares of common stock of Eve. As such, in a hypothetical change-in-control scenario, all holders of the stocks would receive cash. Additionally, the Public Warrants are indexed to the Company’s own stock. Thus, the amount of $10,580,000 related to the Public Warrants were reclassified from liability to equity.

New Warrants

In addition to the Public Warrants and the Private Placement Warrants, the Company has also entered into warrant agreements with certain of the strategic private investment in public equity investors ("Strategic PIPE Investors"), including United, pursuant to which, and subject to the terms and conditions of each applicable warrant agreement, the Company has issued or has agreed to issue to the Strategic PIPE Investors warrants (the "New Warrants") to purchase an aggregate amount of (i) 24,095,072 shares of common stock with an exercise price of $0.01 per share, (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share. New Warrants for 29,272,536 shares of common stock were issued during 2022 (of which, 3,552,536 New Warrants were exercised during 2022) and New Warrants for 11,822,536 shares of common stock may be issued and vest subject to certain triggering events.

For the New Warrants subject to certain triggering events, the issuance and vesting of such warrants occurs upon the achievement of certain UAM Business milestones (which milestones include, as applicable, (a) receipt of the first type certification for eVTOL in compliance with certain airworthiness authorities, (b) receipt of the first binding commitment from a third party to purchase eVTOL jointly developed by ERJ and a certain Strategic Investor for the defense and security technology market, (c) the eVTOL’s successful entry into service, (d) the completion of the initial term of a certain engineering services agreement to be entered into with a certain Strategic Investor (e) receipt of binding commitments from certain Strategic Investors for an aggregate of 500 eVTOL’s, (f) receipt of an initial deposit to purchase 200 eVTOL’s from a certain Strategic Investor, (g) the mutual agreement to continue to collaborate beyond December 31, 2022, with a certain Strategic Investor, (h) the time at which ten vertiports that have been developed or implemented with the services of a certain Strategic Investor have entered operation or are technically capable of entering operation and (i) signature of services and support agreements).

The New Warrants issuable pursuant to theStrategic Warrant Agreements can be categorized as Penny Warrants, which are warrants with an exercise price of $0.01 per share, or Market Warrants, which are warrants with an exercise price of $15.00 per share or $11.50 per share. The Penny Warrants have been issued, or are issuable in accordance with the terms of the Strategic Warrant Agreements, to certain Strategic PIPE Investors in connection with potential future commercial partnerships and the achievement of related commercial milestones. Of the existing Penny Warrants, certain of such warrants (a) were issued at Closing to such Strategic PIPE Investors in their capacities as potential future customers and suppliers, and became vested without any exercise contingencies;  (b) were issued at Closing to such Strategic PIPE Investors in their capacities as future potential suppliers, but which do not vest and become exercisable until the achievement of certain contingencies; and (c) are issuable to such Strategic PIPE Investors in their capacities as potential future customers and suppliers upon the satisfaction of certain specified conditions. The Market Warrants were issued at the Closing and vested immediately. There are no contingencies involved to exercise the Market Warrants.

Because the cash received for the common shares and New Warrants is significantly different from their fair value, Management considers such warrants to have been issued other than at fair market value. Accordingly, such warrants represent units of account separate from the shares of common stock that were issued to the Strategic PIPE Investors in connection with their respective PIPE Investments and therefore require separate accounting treatment.

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

The New Warrants were classified, measured and recognized as an expense, by the Company as follows:

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

The Company’s New Warrants were measured at fair value on the respective grant dates (May 9, 2022 and September 1, 2022). The New Warrants with an exercise price of $0.01 have their fair values calculated taking Eve’s share price and subtracting $0.01. The New Warrants with an exercise price of $11.50  is estimated using the publicly traded Public Warrants since the terms are similar (see Note 15). The fair value of the New Warrants with an exercise price of $15.00 is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company used a modified Black-Scholes model to value the New Warrants with an exercise price of $15.00.

May 9,
Market Warrants with exercise price of $15.00	2022
Share Price (S0)	$11.32
Maturity Date	12/31/2025
Time (T) - Years	3.63
Strike Price (X)	$15.00
Risk-free Rate (r)	2.85%
Volatility (σ)	7.93%
Dividend Yield (q)	0.00%
Warrant Value	$0.11

Forfeitures of New Warrants within the scope of ASC 718, granted to non-employees, are estimated by the Company and reviewed when circumstances change.

11.    Derivative Financial Instruments

As discussed in Note 2, Change in carve-out methodology section, derivative financial instrument previously carved-out was not contributed to Eve. Additionally, until December 31, 2022, Eve has not contracted any derivative financial instrument for hedge purposes.

During the second quarter of 2022, Eve started consolidating Zanite’s assets and liabilities which includes derivative financial instruments related to the Private Placement Warrants. As of December 31, 2022, the fair value of derivative financial instrument, which were exclusively Private Placement Warrants, was recognized as a liability in the amount of U.S.$3,562,500.

As of December 31, 2021, Eve had the right, through the purchased put options, to sell U.S.$1,745,687, the total notional outstanding, with an exercise price of R$5.2000 which was equivalent of R$9,077,572. Conversely, Eve had the obligation if exercised, through the sold call options, to sell U.S.$1,745,687 at the weighted average exercise price of R$6.1256 which was equivalent to R$10,693,380. Changes in the fair value of zero-cost collar designated as hedging instruments that effectively offset the variability of cash flows associated with foreign exchange rate fluctuation are reported in AOCI. These amounts subsequently were reclassified into the line item in our audited consolidated statement of income in which the hedged items were recorded in the same period the hedged items affect earnings.

As of December 31, 2021, the fair value of derivative financial instruments was recognized as a liability in the amount of U.S.$32,226.

The effect of derivative instruments on the statements of income as shown per the table below:

Derivatives in cash flow hedging relationships	Amount of gain (or loss) recognized in OCI on derivative (effective portion)	Location of gain (or loss) reclassified from AOCI into income (effective portion)	Amount of gain (or loss) reclassified from AOCI into income (effective portion)
For The Year Ended December 31, 2022
Zero-cost collar	$-	General and administrative	$-
For The Year Ended December 31, 2021
Zero-cost collar	$(77,664)	General and administrative	$-
For The Year Ended December 31, 2020
Zero-cost collar	$46,012	General and administrative	$-

12.   Research and Development

R&D expenses are comprised of the following items:

	Year Ended December 31,
	2022	2021	2020
Outsourced service (i)	$44,719,065	$5,100,980	$1,241,479
Employees’ compensation	6,559,500	7,278,999	4,833,957
Other expenses	494,118	789,305	2,242,640
Travel & entertainment	84,862	110,496	39,967
Total	$51,857,545	$13,279,780	$8,358,043

(i) Out of $44,719,065, for the twelve months ended December 31, 2022, $38,588,166 was charged under the MSA contract (refer to Note 4).

13.   Selling, general and administrative

Selling, general and administrative expenses are comprised of the following items:

	Year Ended December 31,
	2022	2021	2020
Outsourced service(i)	$13,553,800	$504,108	$287,584
Employees’ compensation	9,099,169	1,346,317	783,023
Transaction Costs	6,190,634	2,389,083	-
Director & Officers insurance	2,584,720	-	-
Other expenses	1,418,749	552,296	149,211
Depreciation/amortization	8,887	107,138	14,058
Total	$32,855,959	$4,898,942	$1,233,876

(i) Out of $13,553,800, for the twelve months ended December 31, 2022, $897,346 was charged under the SSA contract for the twelve months ended December 31, 2022 (refer to Note 4).

14.    Share-based payments

Eve’s 2022 Stock Incentive Plan consists of granting its employees, management, and officers restricted stock units (RSUs) of the Company’s common stock. The Granted Tranches contain service, performance, and market conditions that vest over 2-5 years. The RSU’s will be settled by the Company with its own shares upon achievement of the vesting conditions and there is neither repurchase obligation nor restrictions for the grantees to access the shares. The Company is allowed to net settle the award for statutory tax withholding purposes, but in no case exceeding the maximum statutory tax rates in the employees’ relevant tax jurisdictions. Thus, the RSU’s are classified as equity. See below the RSU activities:

	Number of Shares	Weighted Average Grant Price	Weighted Average Requisite Period
Granted on May 9, 2022	687,235	14.08	2.84
Granted	489,937	13.62	3.21
Vested	(140,000)	11.32	0.00
Forfeited	(120,000)	11.32	0.00
Outstanding as of December 31, 2022	917,172
Convertible as of December 31, 2022	-

All expenses related to share-based plans impacted the results as follows:

	Year Ended December 31,
	2022	2021
Selling, general and administrative	$3,176,460	$-
Research and development	124,932	-
Total 2022 Stock Incentive Plan expense	$3,301,392	$-

The total tax benefits related to the 2022 Stock Incentive Plan for the current year was $137,465.

15.   Fair value measurement

The following table lists the Company’s financial assets and liabilities by level within the fair value hierarchy. The Company’s assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

During the twelve months ended December 31, 2022, there were no changes in the fair value methodology of the financial instruments and, therefore, there were no transfers between levels.

	Year Ended December 31, 2022
	Level 1	Level 2	Fair Value	Book Value
Liabilities
Derivative financial instruments (i)	-	(3,562,500)	(3,562,500)	(3,562,500)
	$-	$(3,562,500)	$(3,562,500)	$(3,562,500)

(i)	Refers to the Private Placement Warrants.

	Year Ended December 31, 2021
	Level 1	Level 2	Fair Value	Book Value
Liabilities
Derivative financial instruments	-	(32,226)	(32,226)	(32,226)
	$-	$(32,226)	$(32,226)	$(32,226)

 The fair value of the Private Placement Warrants and the New Warrants with an exercise price of $11.50 was estimated based on the Eve’s Public Warrants fair value on May 9, 2022, since they have similar key terms.

The change in the fair value of the Private Placement Warrants from the Closing date until December 31, 2022:

Private Placement Warrants
Balance as of December 31, 2021	$-
Change in fair value	-
Balance as of May 9, 2022	$13,110,000
Change in fair value	(9,547,500)
Balance as of December 31, 2022	$3,562,500

The Public Warrants were remeasured at fair value as of the Closing date and reclassified to equity.

16. Segment Information

The information provided to the CODMs is as follows:

	Year Ended December 31,
	2022	2021	2020
eVTOL
Research and development expenses	$(42,892,901)	$(11,207,794)	$(7,583,456)
UATM
Research and development expenses	(7,032,154)	(2,071,986)	(774,587)
Service and Support
Research and development expenses	(1,932,490)	-	-

Total allocated expenses	(51,857,545)	(13,279,780)	(8,358,043)
Unallocated amounts
Selling, general and administrative/New Warrants expenses	(137,632,189)	(4,898,942)	(1,233,876)

Loss from operations	$(189,489,734)	$(18,178,722)	$(9,591,919)

17. Income Taxes

Loss before income taxes consisted of the following:

	2022	2021	2020
United States	$(174,747,260)	$(6,481,431)	$(1,742,747)
International	1,649,882	(11,774,438)	(7,883,195)
Total	$(173,097,378)	$(18,255,869)	$(9,625,942)

Income taxes consisted of the following:

	United States	State and local	Brazil	Total	Valuation allowance	Total
2022
Current	$-	$-	$932,980	$932,980	$-	$932,980
Deferred	(25,625,749)	53,875,077	(277,414)	27,971,914	(27,971,914)	-
2021
Current	-	-	-	-	-	-
Deferred	(309,318,015)	(85,682,832)	(3,929,123)	(398,929,970)	398,929,970	-
2020
Current	-	-	-	-	-	-
Deferred	$(374,301)	$(87,114)	$(2,680,556)	$(3,141,971)	$3,141,971	$-

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal tax rate	21.00%	21.00%	21.00%
State and local taxes	(31.12)%	5.50%	5.00%
Reserves	0.00%	0.00%	0.00%
Permanent differences	(13.71)%	(2.75)%	0.00%
Foreign rate differential	(0.14)%	8.23%	11.00%
Intangibles	0.74%	(2,145.16)%	0.00%
Other	6.54%	0.00%	0.00%
Valuation allowance	16.16%	2,113.18	(37.00)%
Effective tax rate	(0.53)%	0.00%	0.00%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Intangibles	$329,958,033	$391,617,310
Net operating losses carryforwards	37,549,858	14,614,700
Research and Experimental	12,523,243	-
Federal R&D Credit	351,985	351,985
Accrued benefits	1,916,438	64,178
Other	(301,857)	-
Uncertain Tax Position - R&D Reserve	(70,397)	(70,397)
Total deferred tax assets	381,927,303	406,577,776
Less valuation allowance	(381,927,303)	(406,577,776)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Eve considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of its deductible differences. The valuation allowance decreased $24,650,473 during the year ended December 31, 2022, primarily due to the decrease of tax basis in the assets of the Company created in the Pre-Closing Restructuring.

Eve has no history of tax audits, nevertheless the Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. Eve regularly assesses the likely outcomes of these audits in order to determine the appropriateness of Eve’s tax provision. The Company’s operating results and related tax positions are a component of either a legal entity and/or a larger group of entities that file tax returns. The Company has no unrecognized tax benefits as of December 31, 2022, and 2021. Eve will recognize interest and penalties, if any, related to uncertain tax positions in income tax expenses. As of December 31, 2022, and 2021no interest or penalties have been accrued due to uncertain tax positions.

The net operating losses for 2022 and 2021 were generated mainly due to expenditures with R&D projects of the UAM Business, administrative expenses to support the R&D process, and the step-up amortization. Under a separate tax return methodology, the $ 37,549,858 of net operating losses are deemed “hypothetical” losses of the UAM Business for purposes of these financial statements. This amount is comprised of $28,971,135 in the US (for Federal and State taxes) and $8,578,723 in Brazil. Net operating losses do not expire in both jurisdictions where Eve operates (i.e., United States of America and Brazil).

In preparation for the business combination with Zanite, later renamed Eve Holdings Inc., ERJ, EAH and Eve Sub entered into a Contribution Agreement under which ERJ contributed the Urban Air Mobility business assets and liabilities into Eve Sub in exchange for Eve Sub’s units and subsequently contributed these units into EAH in exchange for preferred and common stock of EAH. Since immediately after the contribution of the Eve Sub units into EAH, ERJ did not control more than 80% of all classes of stock of EAH, the contribution of assets was treated as a taxable transaction which gave rise to a step-up in the value of such assets.

The step-up of the assets was only recognized for US federal income tax purposes and will not be booked in the Company’s financial statements. Thus, a temporary difference exists and a deferred tax asset (“DTA”) was recognized.

In order to deal with the effects of the step-up, EAH and the Company entered into a customary TRA, and a TSA. The TSAgenerally applies if EAH and the Company are members of the same consolidated group, as defined under the Code. Under the Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. The TSA governs certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis. Generally, the consolidated group’s parent would be liable for the income taxes of the group members (including the Company), rather than the Company being required to pay such income taxes itself.  For periods in which the Company has taxable income that contributes to and increases the overall tax liability of the consolidated group of which EAH or an affiliate is the common parent (the “EAH Consolidated Group”), the TSA requires the Company to make payments to EAH equal to the tax liability it would have had had it been outside of the consolidated group. For periods in which the Company’s inclusion in the EAH Consolidated Group decreases the tax liability of the EAH Consolidated Group, tax benefits generated by the Company that are realized by EAH will be recorded in an off-book register and will apply to offset future payments due from the Company to EAH under the TSA. If any tax benefits that have accumulated during the period in which the Company is a member of the EAH Consolidated Group have not been applied to offset payments under the TSA at the time the Company ceases to be a member of the EAH Consolidated Group, such uncompensated tax benefits can be used to offset amounts payable by the Company to EAH under the TRA. For purposes of determining the amount of payments required to be made by the Company pursuant to the foregoing, and for determining the extent to which tax benefits generated by the Company that are realized by the EAH Consolidated Group may offset future payments under the TSA or the TRA, the TSA will generally disregard 75% of the tax benefits arising from tax basis in the assets of the Company created in the Pre-Closing Restructuring, consistent with the agreed sharing percentages for such tax savings under the TRA if the Company were not a member of the EAH Consolidated Group.

Since EAH beneficially owns, directly and indirectly, more than 80% of the outstanding shares of Eve Holding common stock, EAH and Eve Holding are expected to be members of the same consolidated tax group. Under the TSA, EAH will benefit from the anticipated future tax losses generated by the Company but will only credit these amounts against future liabilities owed by the Company. Based on terms of the TSA, no tax benefits would accrue to the Company based on a pro forma calculation of the Company’s stand-alone tax return and therefore no benefit has been assumed in the consolidated financial information. As such, no pro forma adjustment related to the TSA is necessary. Once the Company begins to generate taxable profits, amounts owed by the Company to EAH under the TSA will be offset and reduced by prior losses generated by the Company for which EAH had received a benefit.

The Company concluded that these agreements do not have impacts to the audited consolidated financial statements as of December 31, 2022.

18.   Earnings per share

Basic and diluted earnings per common share are computed by dividing net income/(loss) for the period by the weighted average number of shares outstanding during the period, excluding shares held in Treasury.

	Year Ended December 31,
	2022	2021	2020
Net loss	$(174,030,358)	$(18,255,869)	$(9,625,942)

Net loss per share basic and diluted	(0.68)	(0.08)	(0.04)
Weighted-average number of shares outstanding - basic and diluted	254,131,038	220,000,000	220,000,000

As of December 31, 2021, the Company does not have outstanding potential ordinary shares which can be converted in new shares, therefore, basic and diluted earnings per share are equivalent in the period as disclosed. As of December 31, 2022, 57,840,248 warrants and RSUs were excluded from the weighted average number of shares, since their effect would have been anti-dilutive.

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share:

Year Ended December 31,
2022
Unvested restricted stock units	917,712
Penny warrants subject to triggering events	14,172,536
Warrants "out of the money"	42,750,000
Total	57,840,248

19.     Comprehensive income

The accumulated balances for cash flow hedges in accumulated other comprehensive income/(loss) are as follows:

Cash flow hedges
Balance as of December 31, 2019	$(574)
Other comprehensive loss before reclassifications	(10,750)
Amount reclassified from AOCI	56,762
Balance as of December 31, 2020	$45,438
Other comprehensive loss before reclassifications	(67,659)
Amount reclassified from AOCI	(10,005)
Balance as of December 31, 2021	$(32,226)
Separation-related adjustment	32,226
Balances as of December 31, 2022	$-

The comprehensive income/(loss) amounts do not have tax effects.

20.   Commitments and Contingencies

On August 2, 2021, Eve Soluções de Mobilidade Aérea Urbana Ltda. signed an agreement with ERJ to lease two facilities, one in São José dos Campos and other in Gavião Peixoto, both in the São Paulo state, in Brazil.

After assessing the terms of the agreement, Management concluded that the lease term has not commenced as of December 31, 2022. Thus, no assets or liabilities were recognized.

Company also entered into the TRA and the TSA at the Closing. See more details in Note 17.

21.   Subsequent Events

On January 23, 2023, Eve Brazil entered into a loan agreement (the “Loan Agreement”) with BNDES, pursuant to which BNDES agreed to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490.00 million (approximately U.S.$95.25 million), to support the first phase of the development of the Company’s eVTOL project..

The first line of credit, in the amount of R$80.00 million (approximately U.S.$15.55 million), will be granted in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions, and will be subject to an interest rate of 4.55% per year. The second line of credit, in the amount of R$410.00 million (approximately U.S.$79.70 million), will be granted in U.S. dollars, as adjusted on a daily basis by the U.S. dollar sale rate published by the Central Bank of Brazil as the (PTAX) rate, and will be subject to an interest rate of 1.10% per year plus a fixed rate to be published by BNDES every 15 days in accordance with the Loan Agreement. Such credit lines shall be used by Eve Brazil within 36 months from the date of signing of the Loan Agreement (otherwise, BNDES may terminate the Loan Agreement) and any loans shall be paid by no later than February 15, 2035. In addition, Eve Brazil shall pay a one-time R$2.05 million (approximately U.S.$400,000) fee to BNDES, whether or not Eve Brazil ends up using any credit.

The Loan Agreement provides that the availability of such lines of credit is subject to BNDES’s rules and regulations and, in the case of the first line of credit, FNMC’s budget and, in the case of the second line of credit, BNDES’s financing program (which is subject to funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council). Additionally, the Loan Agreement provides that the borrowing of any amount under these lines of credit is subject to certain conditions, including, among others, the promulgation of a new law (which condition only applies to the first line of credit), the receipt by BNDES of a guarantee from an acceptable financial institution, absence of any facts that would have a material adverse effect on the economic or financial condition of Eve Brazil, and approval of the project by the applicable environmental entities.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9.A.          Controls and Procedures.

Management’s Evaluation of Disclosure Control and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to material weaknesses in our internal control over financial reporting described below.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows of the periods presented.

Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report on Form 10-K, we completed our business combination on May 9, 2022. We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the business combination, including the enhancement of our internal and external technical accounting resources (as well as to address the material weaknesses discussed below). However, the design of internal control over financial reporting for our company post-business combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2022. Accordingly, this Annual Report on Form 10-K does not include management’s report on internal control over financial reporting, pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in Part I, Item 4 of our Quarterly Report on Form 10-Q for the period ended September 30, 2022, we have identified material weaknesses in our internal control over financial reporting. In particular:

•	We did not design and maintain effective controls to timely analyze, account for and disclose non-routine, unusual or complex transactions, as well as accrued expenses, share-based payments, and properly disclose certain financial presentation matters.
•	We did not design and implement an effective risk assessment, information and communication processes.
•	We do not have sufficient personnel with qualifications and experience within our control environment to address complex accounting matters.

Because there is a reasonable possibility that a material misstatement in the consolidated financial statements will not be prevented or detected on a timely basis, management concluded these deficiencies represent material weaknesses in our internal control over financial reporting.

Management’s Remediation Plan

Our management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. In order to address the material weaknesses in internal control over financial reporting described above, management, with direction from the Audit Committee, is in the process of developing and implementing remediation plans to address the control deficiencies that led to these material weaknesses, including the following actions that were taken in 2022:

•	We engaged outside consultants to assist in the design, implementation, documentation, and remediation of internal controls that address the relevant risks, and to assist us in the evaluation of our relevant accounting and operating systems, to enable us to improve our processes and controls over financial reporting.
•	We engaged an outside firm to assist management with the accounting and disclosure of complex accounting transactions that occur during the year.
•	We have identified the root cause of the deficiencies and the related relevant controls to be designed and implemented to timely detect and prevent material errors or omitted disclosures.

Our remediation activities are continuing during 2023. In addition to the above actions, we expect to both continue with the actions above and engage in additional activities, including, but not limited to:

•	Management will continue to evaluate and hire additional resources within our accounting and financial reporting and internal control functions with the appropriate experience, certifications, education and training for key financial reporting and accounting positions.
•	We plan to provide training to our personnel performing internal control functions in order to enhance their level of understanding over the appropriate design, implementation and effectiveness of controls.
•	We will define a risk assessment methodology and conduct a risk assessment, to enhance overall compliance.
•	Management will implement controls to ensure timely communication within the relevant areas of the Company to identify events and/or transactions that may impact the Company’s financial reporting.

Management believes these enhancements, once implemented, will reduce the risk of a material misstatement resulting from the material weaknesses described above. However, it will require a period of time to determine the operating effectiveness of any newly implemented internal controls.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Because we are an emerging growth company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9.B.          Other Information.

None.

Item 9.C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information relating to our directors, executive officers and corporate governance will be included under the headings, “Proposal 1 – Election of Directors,”“Information About Our Executive Officers,” “General Information About the Board of Directors” in the proxy statement for the 2023 annual meeting of the Company’s stockholders (the “2023 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

Item 11.  Executive Compensation

Information relating to the compensation of our executive officers and directors will be included under the headings, “Executive Compensation Discussion” and “Director Compensation” in the 2023 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to the ownership of our securities by certain beneficial owners and our management and related stockholder matters will be included under the heading, “Principal Stockholders” in the 2023 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information relating to related party transactions and director independence will be included under the heading, “Certain Relationships and Related Person Transactions” and “Director Independence”in the 2023 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information relating to the principal accounting services provided to the Company and the fees for such services will be included under the heading, “Fees Billed by the Principal Accountant” in the 2023 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules.

(a)  The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)  Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†**	Business Combination Agreement, dated as of December 21, 2021, by and among Zanite Acquisition Corp., Embraer S.A., EVE UAM, LLC and Embraer Aircraft Holding, Inc.	DEFM14A	001-39704	Annex A	April 13, 2022
3.1**	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2**	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
4.1**	Specimen Common Stock Certificate of Eve Holding, Inc.	8-K	001-39704	4.1	May 13, 2022
4.2**	Warrant Agreement, dated as of November 16, 2020, by and between Zanite Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39704	4.1	November 19, 2020
4.3	Description of Securities.					X
10.1†**	Amended and Restated Registration Rights Agreement dated as of May 9, 2022, by and among Embraer Aircraft Holding, Inc., Zanite Sponsor LLC and certain other parties thereto.	8-K	001-39704	10.1	May 13, 2022
10.2†**	Stockholders Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc. and Zanite Sponsor LLC.	8-K	001-39704	10.2	May 13, 2022
10.3**	Tax Receivable Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.3	May 13, 2022
10.4**	Tax Sharing Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.4	May 13, 2022
10.5**	Form of Indemnification Agreement.	DEFM14A	001-39704	Annex L	April 13, 2022
10.6#**	Eve Holding, Inc. 2022 Stock Incentive Plan.	DEFM14A	001-39704	Annex K	April 13, 2022
10.7†**	Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex G	April 13, 2022
10.8†**	Master Services Agreement, dated as of December 14, 2021, by and between Atech Negócios em Tecnologias S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex H	April 13, 2022
10.9†**	Services Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex I	April 13, 2022
10.10†**	Database Limited Access Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex M	April 13, 2022

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

10.11†**	Shared Services Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc., EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex N	April 13, 2022
10.12†**	Contribution Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc. and EVE UAM, LLC	DEFM14A	001-39704	Annex J	April 13, 2022
10.13**	Form of Strategic Warrant Agreement Number 1, dated as of December 21, 2021	DEFM14A	001-39704	Annex P	April 13, 2022
10.14**	Form of Strategic Warrant Agreement Number 2, dated as of December 21, 2021	DEFM14A	001-39704	Annex Q	April 13, 2022
10.15**	Form of Strategic Warrant Agreement Number 3, dated as of December 21, 2021	DEFM14A	001-39704	Annex R	April 13, 2022
10.16#†**	Employment Agreement, dated as of September 14, 2021, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc., Embraer S.A. (solely with respect to Section 11 thereof) and Gerard J. DeMuro.	8-K	001-39704	10.16	May 13, 2022
10.17**	Form of Subscription Agreement, dated as of December 21, 2021.	DEFM14A	001-39704	Annex S	April 13, 2022
10.18**	Amendment to the Subscription Agreement with Embraer Aircraft Holding, Inc., dated as of April 4, 2022.	8-K	001-39704	99.1	April 4, 2022
10.19**	Subscription Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.1	September 8, 2022
10.20**	Warrant Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.2	September 8, 2022
10.21**	Promissory Note, dated as of February 3, 2022, issued to Zanite Sponsor LLC.	8-K	001-39704	10.1	February 4, 2022
10.22††**	Loan Agreement, dated as of January 23, 2023, by and between EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento Econômico e Social – BNDES (English Translation).	8-K	001-39704	10.1	January 30, 2023
16.1**	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.1	May 13, 2022
16.2**	Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.2	May 13, 2022

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

21.1**	List of Subsidiaries	8-K	001-39704	21.1	May 13, 2022
23.1	Consent of KPMG LLP					X
23.2	Consent of PricewaterhouseCoopers LLP					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

**	Previously filed.

#	Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVE HOLDING, INC.

Date: March23, 2023	/s/ Gerard J.DeMuro
By: Gerard J. DeMuro Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerard J. DeMuro Gerard J. DeMuro	Co-Chief Executive Officer (Principal Executive Officer)	March 23, 2023

/s/André Duarte Stein André Duarte Stein	Co-Chief Executive Officer (Principal Executive Officer)	March 23, 2023

/s/Eduardo Couto Eduardo Couto	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2023

/s/Luis Carlos Affonso Luis Carlos Affonso	Director	March 23, 2023

/s/Michael Amalfitano Michael Amalfitano	Director	March 23, 2023

/s/Marion Clifton Blakey Marion Clifton Blakey	Director	March 23, 2023

/s/María Cordón
María Cordón	Director	March 23, 2023

/s/Paul Eremenko Paul Eremenko	Director	March 23, 2023

/s/Kenneth C. Ricci Kenneth C. Ricci	Director	March 23, 2023

/s/Sergio Pedreiro Sergio Pedreiro	Director	March 23, 2023

