Form 10-K/A
period 2022-12-31
Eve Holding, Inc.
filed 2023-05-04
CIK 1823652

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

(321) 751-5050
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

As of March 23, 2023, there were 269,094,021 shares of common stock, par value $0.001 per share, issued and outstanding.

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

EXPLANATORY NOTE

Eve Holding, Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Report,” and collectively, the “Form 10-K”) solely to include as exhibits the required certifications of its Co-Chief Executive Officers and Chief Financial Officer, which were inadvertently omitted from the Original Report. No other changes have been made to the Original Report.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to raise financing in the future;
•	the impact of the regulatory environment and complexities with compliance related to such environment, including changes in applicable laws or regulations;
•	the impact of the COVID-19 pandemic;
•	our ability to maintain an effective system of internal control over financial reporting;
•	our ability to grow market share in our existing markets or any new markets we may enter;
•	our ability to respond to general economic conditions;
•	the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
•	our ability to manage our growth effectively;
•	our ability to achieve and maintain profitability in the future;
•	our ability to access sources of capital to finance operations and growth;
•	the success of our strategic relationships with third parties;
•	competition from other manufacturers and operators of electrical vertical take-off and landing vehicles and other methods of air or ground transportation;
•	various environmental requirements;
•	retention or recruitment of executive and senior management and other key employees;
•	reliance on services to be provided by Embraer and other third parties; and
•	other risks and uncertainties described in this Annual Report on Form 10-K, including those under “Risk Factors”

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

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” or the “Company” are to Eve Holding, Inc. or the consolidated entity, in certain contexts. References to our “management” or our “management team” refer to our officers and directors.

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

On May 9, 2022, Zanite, our legal predecessor company and a special purpose acquisition company, consummated the previously announced business combination with Eve UAM, LLC (“Eve”), ERJ and Embraer Aircraft Holding, Inc., a Delaware corporation and a wholly owned subsidiary of Embraer (“EAH”). Pursuant to the business combination, EAH contributed and transferred to Zanite all of the limited liability company interests of Eve held by it in exchange for the issuance to EAH of 220,000,000 shares of common stock of Zanite, and Eve became a wholly owned subsidiary of Zanite. Zanite simultaneously changed its name from “Zanite Acquisition Corp.” to “Eve Holding, Inc.” The business combination was approved by Zanite’s stockholders at a meeting held on May 6, 2022.

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

As of the open of trading on May 10, 2022, our common stock and public warrants began trading on the NYSE under the symbols “EVEX” and “EVEXW,” respectively.

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

Strategic Support from ERJ. We believe our relationship with ERJ will allow us to accelerate and de-risk the development of our UAM solution. Through our Services Agreements with ERJ, we will have access to ERJ’s vast resources at specified cost-based rates. We will have first-priority access to approximately 5,000 ERJ employees, including 1,600 identified engineers with significant design and aeronautical expertise, with the ability to flex up and flex down resource utilization based on demand. In addition, pursuant to the Services Agreements, we will have a royalty-free license to ERJ’s background intellectual property to be used within the UAM market. We also believe our partnership with ERJ provides us with a significant cost advantage because we can utilize existing resources, such as flight test infrastructure, on an as-needed basis without incurring the cost of a greenfield investment.

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

Human Capital

As of December 31, 2022, we had 149 full-time employees, 52 of which were members of our engineering workforce. We are still in the process of transitioning employees from ERJ to Eve and expect this process to continue throughout 2023. We also note that our direct headcount does not include up to 5,000 ERJ employees, including 1,600 identified engineers, that we have first priority access to under MSA with ERJ. Our strategy is to maintain a lean and agile direct employee team at Eve, focused on high value engineering, project management and business development functions, supplemented by a larger pool of ERJ employees available to us on a flexible and cost-effective basis pursuant to the MSAs.

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
  Our available capital resources may not be sufficient to meet the requirements of our business plan and we may need to raise additional capital.
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

Our success in a given market will depend on the local infrastructure and regulations, on our partners’ ability to develop a network of passengers and accurately assess and predict passenger demand and price sensitivity. Demand and price sensitivity may fluctuate based on a variety of factors, including macroeconomic factors, quality of service, negative publicity, safety incidents, corporate reporting related to safety, quality of customer support, perceived political or geopolitical affiliations, or dissatisfaction with our brand, products and offerings in general. If our commercial partners fail to attract passengers or fail to accurately predict demand and price sensitivity, it would harm our financial performance and our competitors’ products may achieve greater market adoption and may grow at a faster rate than our business.

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

We are developing eVTOL to a level of safety that is higher than that of a light aircraft, a level that is perceived by us and the regulators to be adequate for the safe operation of eVTOLs in urban centers. However, the safety record of the fleet will also depend on factors external to the vehicle and the understanding of which is currently being constructed, such as the integration of eVTOL fleets with other aircraft operating in the same urban airspace. If the prediction of important characteristics of the system, such as route placement, vehicle separation and communication protocols, is not accurate, or if these considerations are not properly taken into account, the safety level of the fleet operation may be negatively affected.

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

Every country is on a different journey with a corresponding timetable towards establishing the regulatory environment that will support third-party technology and service providers to buttress the air traffic management industry. As more varied and unique aircraft, each with unique operating characteristics (for instance, drones as compared to general aviation aircraft), are all vying for access to dense, low altitude airspace, solutions like UATM seek to standardize the way in which such airspace can be safely managed. However, as technology development usually outpaces regulation, it is foreseeable that a certain degree of business risk or regulatory risk is inherent in the investment and deployment of this new technology. Therefore, a lack of necessary regulations to help the industry understand how it may commercialize such third-party offerings, such as UATM, may result in a poor business environment that may make it difficult to achieve the deployment of UATM based on each country’s progress towards regulating similar service providers.

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

Our business will be primarily concentrated on commercializing our eVTOL aircraft, providing agnostic UAM capacity by operating a fleet of eVTOLs together with partners and providing a suite of services including maintenance, technical support and training to our and third parties’ eVTOL aircrafts, which we expect may be vulnerable to changes in consumer preferences, discretionary spending and other market changes impacting discretionary purchases. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability, including the current business disruption and related financial impact resulting from the global COVID-19 health crisis. During such periods, eVTOL passengers may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for air transportation, including UAM services, or could shift demand from our UAM services to other methods of air or ground transportation for which we do not offer a competing service. If we are unable to generate demand or there is a future shift in consumer spending away from UAM services, our business, financial condition and results of operations could be adversely affected.

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

We are relying on the ERJ entities to manufacture and assemble our eVTOL aircraft pursuant to our MSA with ERJ and Atech. The initial terms of the MSAs with Atech and ERJ are expected to end on the 10th and 15th anniversaries of May 9, 2022 (the “Closing Date”), respectively. If ERJ or Atech terminates or fails to renew or to comply with the terms of the respective MSAs, we may not be able to engage other manufacturers and suppliers in a timely manner, at an acceptable price or in the necessary quantities.

In addition, our eVTOL will be subject to regulation in Brazil, the U.S., the European Union and in each jurisdiction where our customers are located. ANAC, as well as Civil Aviation Authorities (CAA) in other countries in which our potential customers are located, most notably the FAA and the EASA, must certify or validate the design (Type Certificate) of our eVTOL before we can start delivering it to any customers. As a result, we will also need to do extensive testing to ensure that the aircraft is in compliance with applicable local civil aviation regulation (e.g., ANAC, FAA, EASA), safety regulations and other relevant regulations prior to entry into service. In addition to certification of the aircraft (Type Certificate), we will be required to obtain approval from the ANAC, or from local Civil Aviation Authorities where the manufacturing facilities will be located to produce the aircraft according to the approved type design. Our plan involves manufacturing the vehicle in Brazil (under ANAC ’s regulations) and, according to the evolution of market demand, other production facilities shall be implemented, which may be located in other countries outside Brazil, such as the U.S. or Europe. Production approval involves local authority manufacturing approval and extensive ongoing oversight of mass-produced aircraft. If we are unable to obtain production approval for the aircraft, or the ANAC, the FAA, the EASA or local Civil Aviation Authority imposes unanticipated restrictions as a condition of approval, our projected costs of production could increase substantially.

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

The operation of aircraft is subject to various risks, and we expect demand for our eVTOL aircraft and our UAM services to be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our aircraft. Such accidents or incidents could also have a material impact on our ability to obtain ANAC, FAA and EASA certifications for our aircraft, or to obtain such certifications in a timely manner. Such events could impact confidence in a particular aircraft type or the air transportation services industry as a whole,  particularly if such accidents or disasters were due to a safety fault. We believe that the regulators and the general public are still forming their opinions about the safety and utility of aircraft that are highly reliant on lithium ion batteries, and/or advanced flight control software capabilities. An accident or incident involving either our aircraft or a competitor ’s aircraft during these early stages of opinion formation could have a disproportionate impact on the longer-term view of the emerging UAM market.

We are at risk of adverse publicity stemming from any public incident involving our company, our controlling stockholder, our people, our brand or other companies in our industry. Such an incident could involve the actual or alleged behavior of any of our employees or third-party contractors, including ERJ and its other subsidiaries, or the employees or contractors of our competitors. Further, if our personnel, our aircraft, or other types of aircraft, including ERJ’s aircraft and the aircraft of our competitors, are involved in a public incident, accident, catastrophe or regulatory enforcement action, we could be exposed to significant reputational harm and potential legal liability. The insurance we carry may be inapplicable or inadequate to cover any such incident, accident, catastrophe or action. In the event that our insurance is inapplicable or inadequate, we may be forced to bear substantial losses from an incident or accident. In addition, any such incident, accident, catastrophe or action involving our employees, our aircraft, the aircraft of our competitors or other types of aircraft could create an adverse public perception, which could harm our reputation, result in passengers being reluctant to use our services, and adversely impact our business, financial condition, and results of operations.

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

We do not control ERJ or our other suppliers or service partners or such parties ’ labor and other legal compliance practices, including their environmental, health and safety practices. If ERJ or our other current suppliers or service partners, or any other suppliers or service partners which we may use in the future, violates U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact business, financial condition, and results of operations.

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

Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology and services, as well as run our operations in the United States, in full compliance with such laws and regulations,  which may include the EAR, the International Traffic in Arms Regulations (“ITA R”), and economic sanctions administered by the Department of State and the Treasury Department’s Office of Foreign Assets Control (OFAC). Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries, territories, entities, individuals and end users. If we are found to be in violation of these laws and regulations, it could result in civil and criminal, monetary and non-monetary penalties, the loss of export or import privileges, debarment and reputational harm. While none of our current technologies require us to maintain a registration under ITAR, we may become subject to ITAR in the future, which could have a material adverse effect on our business, financial condition and results of operations.

Pursuant to these international trade control laws and regulations, we are required, among other things, to  (i) determine the proper licensing jurisdiction and export classification of products, software, and technology,  and (ii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our business. The authorization requirements may include the need to get permission to release controlled technology to certain foreign person employees and other foreign persons. The authorization requirements further include the need to ensure compliance with trade controls as they apply to the cross-border release of products, software, and technology among our personnel located in the U.S. and abroad. Changes in U.S. foreign trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.

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

There are a number of existing laws, regulations and standards that may apply to eVTOL aircraft, including standards that were not originally intended to apply to electric aircraft. Regulatory changes that address eVTOL aircraft more specifically could delay our ability to receive type certification by transportation authorities and thus delay our independent third-party aircraft operators’ ability to utilize eVTOL aircraft for their flights. In addition, there can be no assurance that the market will accept eVTOL aircraft, that we will be able to execute on our business strategy, or that our offerings utilizing eVTOL aircraft will obtain the necessary government operating authority or be successful in the market. There may be heightened public skepticism to this nascent technology and its adopters. In particular, there could be negative public perception surrounding eVTOL aircraft, including the overall safety and the potential for injuries or death occurring as a result of accidents involving eVTOL aircraft, regardless of whether any such safety incidents occur involving us. Any of the foregoing risks and challenges could adversely affect our business, financial condition and results of operations.

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

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit our ability to make, use, develop or deploy our aircraft and UAM services, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of more formal allegations that we have misappropriated such parties ’ trade secrets or other proprietary rights.

Companies owning patents or other intellectual property rights relating to battery packs, electric motors, aircraft configurations, fly-by-wire flight control software or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third-party’s intellectual property rights, we may be required to do one or more of the following:

•	cease development, sales or use of its products that incorporate the asserted intellectual property;
•	pay substantial damages;
•	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or available at all; or
•	re-design one or more aspects or systems of our aircraft or other offerings.

A successful claim of infringement or misappropriation against us could harm our business, financial condition, and results of operations. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

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

If our relations with our strategic partners were to deteriorate or terminate, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Our collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with our products. Specifically, conflicts with ERJ may adversely impact our ability to manufacture aircraft or scale production, while conflicts with Atech may adversely impact our ability to successfully provide UAM services. While ERJ has agreed in the BCA not to compete with the Company with respect to certain actions related to the UAM market following the business combination, such non-compete only applies for three years with respect to activities in the European Union and five years with respect to activities elsewhere in the world, and ERJ may still pursue certain investment opportunities related to the UAM Business under the terms of the BCA. Such conflicts with our strategic partners may result in adverse effects on our business, financial condition and results of operations.

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

We plan to include avionics and flight control software services and functionality that utilize data connectivity to monitor aircraft performance and to enhance safety and enable cost-saving preventative maintenance. The availability and effectiveness of our services depend on the continued operation of information technology and communications systems. Our systems will be vulnerable to damage or interruption from, among others, physical theft, fire, terrorist attacks, natural disasters, power loss, war, telecommunications failures, viruses, denial or degradation of service attacks, ransomware, social engineering schemes, insider theft or misuse or other attempts to harm our systems. We intend to use our avionics and flight control software and functionality to log information about each aircraft’s use in order to aid us in aircraft diagnostics and servicing. Our customers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects.

Our aircraft contains complex information technology systems and built-in data connectivity to share aircraft data with ground operations infrastructure. We plan to design, implement and test security measures intended to prevent unauthorized access to our information technology networks, our aircraft and related systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, aircraft and systems to gain control of or to change our aircraft ’s functionality, performance characteristics, or to gain access to data stored in or generated by the aircraft. A significant breach of our third-party service providers’ or vendors’ or our own network security and systems could have serious negative consequences for our business and future prospects , including possible fines, penalties and damages, reduced customer demand for our aircraft or urban aerial ride sharing services and harm to our reputation and brand.

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

If we or our third-party service providers experience a security breach, or if unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for services may be reduced, and we may incur significant liabilities.

Our services involve the storage, processing and transmission of data, including certain confidential and sensitive information. Any security breach, including those resulting from a cybersecurity attack, a phishing attack, an unauthorized access, an unauthorized usage, a virus or a similar breach or disruption, could result in: (i) the loss or destruction of, or unauthorized access to, or use, alteration, disclosure, or acquisition of, data, (ii) damage to our reputation, (iii) litigation, (iv) regulatory investigations, or (v) other liabilities. These attacks may come from individual hackers, criminal groups, and state-sponsored organizations. If our security measures are breached as a result of third-party action, employee error, a defect or bug in our products or those of our third-party service providers, malfeasance or otherwise and, as a result, someone obtains unauthorized access to our data, including our confidential, sensitive, or other information about individuals, or any of these types of information is lost, destroyed, or used, altered, disclosed, or acquired without authorization, our reputation may be damaged, our business may suffer, and we could incur significant liability. Even the perception of inadequate security may damage our reputation and negatively impact our ability to win new customers and retain and receive timely payments from existing customers. Further, we could be required to expend significant capital and other resources to address any data security incident or breach, which may not be covered or fully covered by our insurance and which may involve payments for investigations, forensic analyses, legal advice, public relations advice, system repair or replacement, or other services.

We engage third-party vendors and service providers to store and otherwise process some of our data, including confidential, sensitive, and other information about individuals. Our vendors and service providers may also be the targets of cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those data security measures, resulting in unauthorized access to our data, or misuse, acquisition, disclosure, loss, alteration, or destruction of our data, including confidential or sensitive information, such as intellectual property and trade secrets, and personal information.

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

Continuing to increase the strength of our reputation and brand for high-performing, sustainable, safe and cost-effective urban air mobility is critical to our ability to attract and retain customers and partners. Because ERJ is our controlling stockholder and we are highly reliant on ERJ to provide us with certain services and products, parts and other components for our eVTOL under the MSA, the strength of the “ERJ” brand is also critical to our ability to attract and retain customers. In addition, our growth strategy includes plans for international expansion through joint ventures, minority investments or other partnerships with local companies, as well as event activations and cross-marketing with other established brands, all of which benefit from our reputation and brand recognition. The successful development of our reputation and brand and the maintenance of ERJ’s reputation and brand will depend on a number of factors, many of which are outside its control. Negative perception of our platform or company or of our controlling stockholder and key supplier may harm our reputation and brand, including as a result of :

•	complaints or negative publicity or reviews about us, ERJ, independent third-party aircraft operators, fliers, our air mobility services or other brands or events we associate with, even if factually incorrect or based on isolated incidents;
•	changes to our operations, safety and security, privacy or other policies that users or others perceive as overly restrictive, unclear or inconsistent with our values;
•	illegal, negligent, reckless or otherwise inappropriate behavior by ERJ, fliers, independent or other third parties involved in the operation of our business or by our management team or other employees;
•	actual or perceived disruptions or defects in our flight control software, such as data security incidents, platform outages, payment processing disruptions or other incidents that impact the availability, reliability or security of our offerings;
•	litigation over, or investigations by regulators into, our operations or those of ERJ or our independent third-party aircraft operators;
•	a failure to operate our business in a way that is consistent with our values;
•	negative responses by independent third-party aircraft operators or fliers to new mobility offerings;
•	perception of our treatment of employees, contractors or independent third-party aircraft operators and our response to their sentiment related to political or social causes or actions of management; or
•	any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole .

In addition, changes we may make to enhance and improve our offerings and balance the needs and interests of our independent third-party aircraft operators and fliers may be viewed positively from one group’s perspective (such as fliers) but negatively from another’s perspective (such as independent third-party aircraft operators), or may not be viewed positively by either independent third-party aircraft operators or fliers. If we fail to balance the interests of independent third-party aircraft operators and fliers or make changes that they view negatively, independent third-party aircraft operators and fliers may stop purchasing our aircraft or stop using our platform or take fewer flights, any of which could adversely affect our reputation, brand, business, financial condition and results of operations.

Operations and Infrastructure

There is a shortage of pilots and mechanics which could increase our operating costs and reduce our ability to deploy our service at scale.

There is a shortage of pilots that is expected to exacerbate over time as more pilots in the industry approach mandatory retirement age. Similarly, trained and qualified aircraft mechanics are also in short supply. This will affect the aviation industry, including UAM services and more specifically, our business. Our business is dependent on our operating partners ’ ability to recruit and retain pilots qualified to operate our aircraft and mechanics qualified to perform the requisite maintenance activities, either or both of which may be difficult due to the corresponding personnel shortages. If our partners who will operate our fleet of eVTOLs are unable to hire, train, and retain qualified pilots and qualified mechanics, our business could be harmed, and we may be unable to implement our growth plans.

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

Prior to the consummation of the business combination, our operations and capital expenditures were financed primarily with ERJ’s available cash. On January 23, 2023, EVE Soluções de Mobilidade Aérea Urbana, Ltda. (“Eve Brazil”), a Brazilian limited liability company and a wholly owned subsidiary of the Company, entered into a loan agreement with Banco Nacional de Desenvolvimento Econômico e Social – BNDES, Brazilian Development Bank (“BNDES”), pursuant to which, subject to the conditions set forth therein, BNDES agreed to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490.00 million (approximately U.S.$95.25 million), to support the first phase of the development of the Company’s eVTOL project. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. For example, the COVID-19 pandemic and related financial impact has resulted in, and may continue to result in, significant disruption and volatility of global financial markets that could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

EAH is a majority stockholder of the Company. The concentration of ownership may affect the market demand for Eve Holding shares.

EAH holds a significant majority of the Company’s shares of common stock. While EAH maintains such holding, and as a consequence of such holding, EAH will have substantial influence over Eve Holding’s business, including decisions regarding mergers, consolidations, the sale of all or substantially all of its assets, election of directors, declaration of dividends and other significant corporate actions. As the controlling stockholder, EAH may take actions that are not in the best interests of the Company’s other stockholders. These actions may be taken in many cases even if they are opposed by the Company’s other stockholders. In addition, this concentration of ownership may discourage, delay or prevent a change in control which could deprive stockholders of an opportunity to receive a premium to the trading price for the shares as part of a sale of the Company.

Risks Related to our Ties to Brazil

Developments and the perception of risk in Brazil and other countries, especially other emerging markets, may adversely affect our business, financial condition and results of operations.

While we are a Delaware corporation, ERJ, our indirect controlling stockholder and main supplier, as well as one of our operating subsidiaries, are both Brazilian companies. As a result, the market value of our securities may be affected by economic and market conditions in Brazil and other countries, including European Union and Latin American countries and other emerging market countries. Although economic conditions in those countries may differ significantly from economic conditions in the U.S., investors ’ reactions to developments in other countries may have an adverse effect on the market value of our securities. Crises elsewhere may diminish investor interest in securities of companies with strong ties to Brazil, like us. This could adversely affect the trading price of our securities and could also make it more difficult for us to access the capital markets and finance our operations in the future on acceptable terms, or at all.

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

The Brazilian federal government has frequently intervened in the Brazilian economy and occasionally has made significant changes to policy and regulations, including its monetary, fiscal, credit and tariff policies and rules. The Brazilian government’s actions to control inflation and other policies and regulations have often involved, among other measures, increases or decreases in interest rates, changes in tax policies, wage and price controls, blocking access to bank accounts, foreign exchange rate controls, currency exchange and remittance controls, devaluations, capital controls and import and export restrictions. We have no control over and cannot predict what measures or policies the Brazilian government may take in the future and how these could impact us and our business. Our business, financial condition and results of operations may be adversely affected by changes in policy and regulations at the federal, state or municipal level involving factors such as:

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

Our results of operations and financial condition have been, and will continue to be, affected by the growth rate of the Brazilian GDP. Developments in the Brazilian economy may affect Brazil’s growth rates and, consequently, the use of our products and services.

Further, Brazil’s political environment has historically influenced, and continues to influence, the performance of the country’s economy. The recent economic instability in Brazil has contributed to a decline in market confidence in the Brazilian economy as well as to a deteriorating political environment.

As has been true in the past, the current political and economic environment in Brazil has affected and is continuing to affect the confidence of investors and the general public , which has historically resulted in economic deceleration and heightened volatility in the securities offered by companies with significant operations in Brazil, which may adversely affect the price of our common stock.

Political instability, including as a result of ongoing corruption investigations, may adversely affect our business, financial condition and results of operations.

Brazil’s political environment has historically influenced, and continues to influence, the performance of the country’s economy. Political crises have affected, and continue to affect, the confidence of investors and that of the public in general, resulting in economic downturn and heightened volatility of securities issued by Brazilian companies, like ERJ.

Brazilian markets have experienced heightened volatility due to uncertainties derived from ongoing investigations into money laundering and corruption conducted by the Brazilian Federal Police and the Federal Prosecutor’s Office, and the impact of these investigations on the Brazilian economy and political environment.

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

In addition, during the month of April 2020, the former President of Brazil became involved in political discussions that culminated in the dismissal of the then Minister of Health, Luiz Henrique Mandetta , and the request for exoneration of the then Minister of Justice, Sergio Moro. These former Ministers were considered reliable individuals of the current Brazilian government and, therefore, the cabinet changes caused further instability in the Brazilian economy and capital markets. As of the date of this report, the Brazilian President Jair Bolsonaro is also under investigation by the Brazilian Supreme Court for alleged improprieties based on accusations made by former Justice Minister Sergio Moro. According to the former minister, the president tried to unduly influence the appointment of Brazilian federal police officers. If the president is found to have committed such acts, then any ensuing consequences, including a potential impeachment, may have adverse effects on the political and economic environment in Brazil, as well as businesses operating in Brazil, including us.

Furthermore, Brazil’s former President Jair Bolsonaro’s COVID-19 responses have been strongly criticized in Brazil and abroad. COVID-19 disruptive effects have enhanced political uncertainty in Brazil, especially considering political discussions that culminated in the dismissal or resignation of Brazilian Federal Ministers, as well as the corruption accusations against former President Jair Bolsonaro.

On April 14th, 2021, the Brazilian Senate established a parliamentary commission (Comissão Parlamentar de Inquértio , or CPI), to investigate the alleged mishandling of public funds assigned to combat COVID-19 effects in Brazil. Endorsed by the Brazilian Supreme Court Minister, Luis Roberto Barroso, CPI’s purpose is to investigate actions and omissions by the Brazilian federal government while fighting the pandemic, as well as the healthcare system collapse in the State of Amazonas in early 2021.

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

A failure by the Brazilian government to implement necessary economic and structural reforms may result in diminished confidence in the Brazilian government’s budgetary condition and fiscal standing, which could result in a downgrade of Brazil’s sovereign foreign credit rating by credit rating agencies, negatively impact Brazil’s economy, and lead to further depreciation of the currency and an increase in inflation and interest rates, which could adversely affect our business, financial condition and results of operations.

Inflation and government efforts to combat inflation may adversely affect the Brazilian economy and lead to heightened volatility in the Brazilian capital markets and, consequently, may adversely affect our business, financial condition and results of operations.

Historically, Brazil has experienced high inflation rates. Inflation and certain actions taken by the Central Bank to curb it have had significant negative effects on the Brazilian economy. According to the National Consumer Price Index (Índice Nacional de Preços ao Consumidor Amplo), or IPCA, which is published by The Brazilian Institute of Geography and Statistics (Instituto Brasileiro de Geografia e Estatístic a) (“IBGE”), Brazilian inflation rates were 5.90%, 10.06%, 4.52% and 4.3% in 2022, 2021, 2020 and 2019, respectively. Brazil may experience high levels of inflation in the future and inflationary pressures may lead to the Brazilian government intervening in the economy and introducing policies that could harm our business and the price of our common stock. In the past, the Brazilian government’s interventions included the maintenance of a restrictive monetary policy with high interest rates that restricted credit availability and reduced economic growth, causing volatility in interest rates. For example, the official interest rate in Brazil oscillated from 7.00% as of December 31, 2017, to 2.00% as of December 31, 2020, as established by the Monetary Policy Committee (Comitê de Política Monetária do Banco Central do Brasil—COPOM) in a meeting on August 5th, 2020. In May 2021, these rates increased again to 3.5%. As of January 8, 2023, the official Brazilian interest rate was 13.75%. Conversely, more lenient government and Central Bank policies and interest rate decreases have triggered and may continue to trigger increases in inflation, and, consequently, growth volatility and the need for sudden and significant interest rate increases, which could negatively affect us and increase our indebtedness.

Given that up to 10% of our future revenues are expected to be in reais, we are particularly affected by increased inflation in Brazil, and we may not be able to increase the amount charged to our customers at the same rate as the increase in inflation. Therefore, inflation and the Brazilian government’s measures to combat inflation have had, and may continue to have, significant effects on the Brazilian economy and on our business. Strict monetary policies, with high interest rates and high requirements for compulsory deposits, can restrict Brazil’s growth and the availability of credit. On the other hand, softer government and central bank policies and declining interest rates may trigger increases in inflation and, consequently, the volatility of economic growth and the need for sudden and significant increases in interest rates.

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

The Brazilian currency (Brazilian real) has, during the last decades, experienced frequent and substantial variations in relation to the U.S. dollar and other foreign currencies. In 2018, the real depreciated against the U.S. dollar in comparison to December 31, 2017, reaching R$3.8748 per U.S.$1.00 as of December 31, 2018. In 2019, the real depreciated against the U.S. dollar in comparison to December 31, 2018, reaching R$4.0307 per U.S.$1.00 as of December 31, 2019. In 2020, the real depreciated against the U.S. dollar in comparison to December 31, 2019, reaching R$5.1967 per U.S.$1.00 as of December 31, 2020. In 2021 , the real had further depreciated against the U.S. Dollar, reaching R$5.5799 per U.S.$1.00, and in 2022 the real appreciated against the U.S. dollar, reaching R$5.2780 per U.S.$1.00. There can be no assurance that the real will not appreciate or depreciate further against the U.S. dollar or other currencies.

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

Any further downgrading of Brazil’s credit rating could adversely affect the market price of our common stock and debt instruments.

Given the current significance of our Brazil operations to our results of operations as a whole, we may be harmed by investors ’ perceptions of risks related to Brazil’s sovereign debt credit rating. Rating agencies regularly evaluate Brazil and its sovereign credit ratings, which are based on a number of factors including macroeconomic trends, fiscal and budgetary conditions, indebtedness metrics and the perspective of changes in any of these factors.

The rating agencies began to review Brazil’s sovereign credit rating in September 2015. Subsequently, the three major rating agencies downgraded Brazil’s investment-grade status:

•	In January 2018, Standard & Poor’s downgraded Brazil’s sovereign debt credit rating from BB to BB-minus with a stable outlook in light of doubts regarding the presidential election and social security reform efforts. In February 2019, Standard & Poor’s affirmed Brazil’s sovereign credit rating at BB-minus with a stable outlook. In December 2019, Standard & Poor’s affirmed Brazil’s sovereign credit rating at BB-minus with a positive outlook. In April 2020, Standard & Poor’s maintained Brazil’s sovereign credit rating at BB-minus and revised the outlook on this rating to stable, which were reaffirmed in November 2021.
•	In April 2018, Moody’s maintained Brazil’s sovereign debt credit rating at Ba2, but changed its prospect from negative to stable, maintaining it in September 2018, citing the expected new government spending cuts. In May 2019, Moody’s affirmed Brazil’s sovereign credit rating at Ba2 and changed the outlook to stable. In May 2020, Moody’s reaffirmed Brazil’s sovereign credit rating at Ba2 with a stable outlook.

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

Government support may constitute unofficial subsidies causing market distortions, which may rise to disputes among governments at the World Trade Organization, or WTO. Since 2007, an agreement known as the Aircraft Sector Understanding, or ASU, developed by the Organization for Economic Co-operation and Development, or OECD, has provided guidelines for the predictable, consistent and transparent use of government-supported export financing for the sale or lease of civil aircraft, in order to establish a “level-playing field.” ECAs from signatory countries are required to offer terms and conditions no more favorable than those contained in the ASU’s base financial agreement when financing sales of aircraft that compete with those produced by the OEMs of their respective countries. The effect of the agreement is to encourage aircraft purchasers to focus on the price and quality of aircraft products offered by OEMs rather than on the financial packages offered by their respective governments.

The Brazilian ECA, BNDES, together with the Brazilian National Treasury Export Guarantee Fund, offer financing and export credit insurance to our customers under terms and conditions required by the ASU. On January 23, 2023, Eve Brazil entered into a loan agreement with BNDES, pursuant to which BNDES agreed, subject to the conditions set forth therein, to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490.00 million (approximately U.S.$95.25 million), to support the first phase development of the Company’s eVTOL project. Any future reduction or restriction to the Brazilian export financing program, and any increase in our customers ’ financing costs for participation in this program, above those provided in the ASU’s base financial agreement, may cause the cost-competitiveness of our aircraft to decline. Other external factors may also impact our competitiveness in the market, including, but not limited to, aircraft OEMs from countries which are not signatories to the ASU agreement offering attractive financing packages, or any new government subsidies supporting any of our major competitors.

Risks Related to the Business Combination

Warrants will become exercisable for the Company’s common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

There are 11,500,000 outstanding public warrants to purchase 11,500,000 shares of common stock at an exercise price of $11.50 per share, which warrants became exercisable on June 8, 2022. In addition, there are 14,250,000 private placement warrants outstanding exercisable for 14,250,000 shares of common stock at an exercise price of $11.50 per share. Moreover, there are outstanding new warrants, that are or will be, as applicable, exercisable for (i) 23,295,072 shares of common stock at an exercise price of $0.01 per share contingent on the achievement of certain milestones, (ii) 12,000,000 shares of common stock at an exercise price of $15.00 per share without further contingency and (iii) 5,000,000 shares of common stock at an exercise price of $11.50 per share without further contingency. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of the Company’s common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock, the impact of which is increased as the value of our stock price increases.

We may redeem unexpired public warrants and certain other warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants and certain other warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to ( i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.

Historical trading prices for our shares of common stock have varied between a low of approximately $5.30 per share on June 29, 2022, to a high of approximately  $13.34 per share on September 22, 2022, but have not approached the $18.00 per share threshold for redemption (which, as described above, would be required for 20 trading days within a 30 trading-day period after they become exercisable and prior to their expiration, at which point the public warrants would become redeemable). In the event that the Company elects to redeem all of the redeemable warrants as described above, the Company will fix a date for the redemption. Notice of redemption will be mailed by first class mail, postage prepaid, by us not less than 30 days prior to the redemption date to the registered holders of the public warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the applicable warrant agreement shall be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the redeemable warrants will be notified of such redemption by our posting of the redemption notice to DTC.

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

Factors affecting the trading price of our securities may include:

•	the realization of any of the risk factors presented in this Annual Report on Form 10-K;
•	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;

•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, adjusted EBITDA, results of operations, level of indebtedness, liquidity or financial condition;
•	changes in the market’s expectations about our operating results;
•	failure to comply with the requirements of NYSE;
•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•	the public’s reaction to our press releases, its other public announcements and its filings with the SEC;
•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•	speculation in the press or investment community;
•	success of competitors;
•	operating results failing to meet the expectations of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	ability to market new and enhanced products and services on a timely basis;
•	changes in laws and regulations affecting our business;
•	changes in accounting principles, policies and guidelines;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	the volume of shares of our common stock available for public sale;
•	any major change in our board or management;
•	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our securities;
•	sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations; and
•	other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 public health emergency), natural disasters, acts of war or terrorism or responses to these events.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which they were acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, financial condition, and results of operations. A decline in the market price of our securities could also adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock and public warrants are listed on the NYSE, they are covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity,  then the states can regulate or bar the sale of covered securities in a particular case. State securities regulators may use these powers, or threaten to use these powers, to hinder the sale of our securities in their states. Further, if in the future our securities are no longer listed on the NYSE, then such securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire. See “Description of Securities”.

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

We will rely on certain administrative and other resources of ERJ, including information technology, financial reporting, tax, treasury, human resources, procurement, insurance and risk management and legal services, to operate our business. In connection with the Pre-Closing Restructuring, Eve entered into three MSAs, including one by and between Eve and ERJ and another by and between Eve and Atech . Pursuant to such MSAs, ERJ and its subsidiaries (other than Eve and its subsidiaries) will supply products and perform certain services, relating to the development, certification, manufacturing and support of eVTOLs. The initial term of the MSAs is expected to end on the 10th anniversary of the effective date of such agreement, in the case of the MSA with Atech, and on the 15th anniversary of the effective date of such agreement, in the case of the MSA with ERJ. Eve also entered into a MSA with the Brazilian Subsidiary pursuant to which the Brazilian Subsidiary will develop and facilitate the execution of a commercial business plan for the strategic development of the UAM Business on behalf of Eve. In addition, Eve and the Brazilian Subsidiary entered into a SSA with ERJ and EAH pursuant to which the ERJ entities (other than Eve and its Subsidiaries) will provide certain corporate and administrative services to Eve and the Brazilian Subsidiary. The initial term of the SSA with ERJ is expected to end on the 15th anniversary of the effective date of such agreement. These services may not be sufficient to meet Eve’s needs and may not be provided at the same level as when the entities comprising Eve were part of ERJ. We and ERJ will each rely on the other to perform our respective obligations under the Services Agreements. If ERJ is unable to satisfy its material obligations under the agreement, or if the agreement is terminated as to any services or entirely, we may not be able to obtain such services at all or obtain the services on terms as favorable as those in the Services Agreements and could, as a result, suffer operational difficulties or significant losses.

In addition, prior to the date on which the Services Agreements were entered into, Eve and its Subsidiaries received informal support from ERJ as wholly owned subsidiaries of ERJ, and the level of this informal support may diminish now that we are a separate, independent company. Any failure or significant interruption of our own administrative systems or in ERJ’s administrative systems during the term of the Services Agreements could result in unexpected costs, impact our results or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

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

In the past, Eve’s operations were a part of ERJ and ERJ provided Eve with certain financial, operational and managerial resources for conducting its business. While ERJ continues to provide a number of these resources to us under the Services Agreements, we must also perform certain of our own financial, operational and managerial functions. There are no assurances that we will be able to successfully implement the financial, operational and managerial resources necessary to perform these functions.

The UAM Business’ historical financial results and Combined Financial Statements may not be representative of Eve’s results as a separate company.

The UAM Business’ historical financial information included in this Annual Report on Form 10-K has been derived on a carve-out basis from the consolidated financial statements and accounting records of ERJ and does not necessarily reflect what Eve’s financial position, results of operations or cash flows would have been had it been a separate company during the periods presented. The historical costs and expenses reflected in the Combined Financial Statements include an allocation for certain corporate functions historically provided by ERJ, most of which will continue to be provided pursuant to the Services Agreements. These allocations were based on what management considered to be reasonable reflections of the historical utilization levels of these services required in support of Eve’s business. The historical information does not necessarily reflect what the cost of these functions will be to Eve or the Company, as applicable, in the future, pursuant to the Services Agreements or otherwise. For additional information in relation to materially significant related party transactions during the years ended December 31, 2022, and 2021, see Note 4 to the Combined Financial Statements as of and for the fiscal years ended December 31, 2022, and 2021 included elsewhere in this Annual Report on Form 10-K . Any further related party transactions during the fiscal years ended December 31, 2022, and 2021 were both immaterial and no more than incidental in nature.

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

Our Warrant Agreement dated as of November 16, 2020, by and between Zanite and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”), provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to our Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

If any action, the subject matter of which is within the scope of the forum provisions of our Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our public or private placement warrants, such holder of our public or private placement warrants shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such holder of our public or private placement warrants in any such enforcement action by service upon such holder’s counsel in the foreign action as agent for such holder of our public or private placement warrants.

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

The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities ” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

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

In certain cases, payments under the TRA may exceed the actual tax benefits the Company realizes or be accelerated.

Payments under the TRA will be based on the tax reporting positions that the Company determines, and the IRS or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that the Company takes, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by the Company are disallowed, EAH will not be required to reimburse the Company for any excess payments that may previously have been made under the TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to EAH will be applied against and reduce any future cash payments otherwise required to be made by the Company, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by the Company may not arise for a number of years following the initial time of such payment and, even if challenged earlier, such excess cash payment may be greater than the amount of future cash payments that the Company might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments against which such excess can be applied.

As a result, in certain circumstances the Company could make payments under the TRA in excess of the Company’s actual income or franchise tax savings, which could materially impair the Company’s business, financial condition, and results of operations.

Moreover, the TRA provides that, in the event that (i) the Company exercises its early termination rights under the TRA, or (ii) the Company in certain circumstances, materially breaches any of its material obligations under the TRA, whether as a result of failure to make any payment when due (except for all or a portion of such payment that is being validly disputed in good faith under this Agreement, and then only with respect to the amount in dispute) or failure to honor any other material obligation required hereunder to the extent not cured within 30 calendar days following receipt by the Company of written notice of such failure from EAH or by operation of law as a result of the rejection of this Agreement in a case commenced under the U.S. Bankruptcy Code or otherwise, unless with respect to clauses (ii) certain liquidity exceptions apply, the Company’s payment obligations will accelerate and the Company will be required to make a lump-sum cash payment to EAH equal to the present value of all forecasted future payments that would have otherwise been made under the TRA based on certain assumptions (including those relating to the Company’s future taxable income). Additionally, in the case of actions or transactions constituting a change of control or a divestiture of certain assets, the payments due under the TRA would be determined using certain valuation assumptions, including that the Company will generate sufficient taxable income to fully utilize the applicable tax assets and attributes covered under the TRA and as a result the Company may be required to make payments under the TRA prior to the time when the Company actually realizes cash tax savings. Such lump-sum payment and other advance payments could be substantial and could exceed the actual tax benefits that the Company realizes subsequent to such payment because such payment would be calculated assuming, among other things, that the Company would have certain assumed tax benefits available to it and that the Company would be able to use the assumed and potential tax benefits in future years.

There may be a material negative effect on the Company’s liquidity if the payments under the TRA exceed the actual income or franchise tax savings that the Company and its direct or indirect subsidiaries realize. Furthermore, the Company’s obligations to make payments under the TRA could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with other public companies difficult or impossible because of the potential differences in accounting standards used.

Additionally, until June 30, 2022, we qualified as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K and took advantage of certain reduced disclosure obligations until the following December 31st. Taking advantage of such reduced disclosure obligations may make comparisons of our financial statements with other public companies difficult or impossible.

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

The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. Pursuant to SEC staff guidance, our Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to adequately assess whether our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could negatively impact  investor confidence and the market price of our securities.

To manage the expected growth of our operations and increasing complexity, and to address the previously disclosed material weaknesses in our internal control over financial reporting, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our partners, cause harm to our reputation and brand and could also result in errors in our financial and other reporting.

Our Certificate of Incorporation designates a state or federal court located within the State of Delaware and the federal district courts of the United States as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders ’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation (“Charter”) provides that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on behalf of the Company, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee, agent or stockholder of the Company to the Company or to the Company’s stockholders, (iii) any action, suit or proceeding asserting a claim against the Company or any current or former director, officer, other employee, agent or stockholder arising pursuant to any provision of the DGCL or our Bylaws or our Charter (as either may be amended from time to time), (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Chancery Court of the State of Delaware, or (v) any action, suit or proceeding asserting a claim against the Company or any current or former director, officer, other employee, agent or stockholder governed by the internal affairs doctrine. Our Charter further provides that, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. This exclusive forum provision will not apply to any causes of action arising under the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. Further, the enforceability of similar choice of forum provisions in other companies ’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If a court were to find either exclusive forum provision in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

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

Our Charter and Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnification agreements that we entered into with our directors and officers provide that:

•	We will indemnify our directors and officers for serving in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•	We are not obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors or brought to enforce a right to indemnification;
•	the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•	We may not retroactively amend our Charter or Bylaws to reduce our indemnification obligations to directors, officers, employees and agents existing at the time of such amendment with respect to any acts or omissions occurring prior to such amendment.

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

The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.

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

Holders

As of March 3, 2023, there was approximately sixty-three holders of record of our common shares.

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

Business Combination with Zanite

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

Results  of Operations

Comparison of Twelve Months Ended December 31, 2022 to the Twelve Months Ended December 31, 2021:

The following tables set forth statement of operations information for the twelve months ended December 31, 2022and 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
Operating expenses
Research and development	$(51,857,545)	$(13,279,780)	$(8,358,043)
Selling, general and administrative	(32,855,959)	(4,898,942)	(1,233,876)
New Warrants expenses	(104,776,230)	—	—
Loss from operations	(189,489,734)	(18,178,722)	(9,591,919)
Change in fair value of derivative liabilities	9,547,500	—	—
Financial and foreign exchange gain/(loss), net	6,844,856	(77,147)	(34,023)
Loss before income taxes	(173,097,378)	(18,255,869)	(9,625,942)
Income tax benefit/(expense)	(932,980)	—	—
Net loss	$(174,030,358)	$(18,255,869)	$(9,625,942)
Net loss per share basic and diluted	(0.68)	(0.08)	(0.04)
Weighted-average number of shares outstanding – basic and diluted	254,131,038	220,000,000	220,000,000

	Y-o-Y Changes for the Year Ended December 31, 2022 vs December 31, 2021		Y-o-Y Changes for the Year Ended December 31, 2021 vs December 31, 2020
	Changes in $	Changes in %	Changes in $	Changes in %
Operating expenses
Research and development	(38,577,765)	291%	(4,921,737)	59%
Selling, general and administrative	(27,957,017)	571%	(3,665,066)	297%
New Warrants expenses	(104,776,230)	100%	—	100%
Loss from operations	(171,311,012)	942%	(8,586,803)	90%
Change in fair value of derivative liabilities	9,547,500	100%	—	100%
Financial and foreign exchange gain/(loss), net	6,922,003	(8,972)%	(43,124)	127%
Loss before income taxes	(154,841,509)	848%	(8,629,927)	90%
Income tax benefit/(expense)	(932,980)	100%	—	100%
Net loss	(155,774,489)	853%	(8,629,927)	90%

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

Eve will receive the proceeds from any exercise of any warrants in cash, other than a cashless exercise effected in accordance with the terms of such warrants. Each public warrant and private placement warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share. For the new warrants, 24,095,072 shares of common stock can be or have been purchased at a price of $0.01 per share, 12,000,000 shares of common stock can be purchased at $15.00 per share, and 5,000,000 shares of common stock can be purchased at $11.50 per share. Of the 24,095,072 shares of common stock that can be or have been purchased at a price of $0.01 per share, 800,000 shares of common stock were purchased for $8,000 at Closing, and 2,722,536 warrants were issued on September 1, 2022, and those shares of common stock were purchased for $27,225.36 on October 14, 2022. The amount of aggregate proceeds, assuming the exercise of all warrants, could be up to $533,865,951. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive is, among other things, dependent upon the market price of common stock. If the market price for shares of common stock is less than the exercise price of a holder’s warrant (e.g., $11.50 or $15.00), such holder would be selling at a loss if they sold their common stock. The issuance and exercise of the new warrants are also subject to the UAM Business milestones and lock-up periods. See the sections of the Prospectus entitled “Business—Strategic Warrant, Lock-Up Agreements and Put Option Agreements” and “Business-Amended and Restated Registration Rights Agreement” for additional information. Excluding manufacturing capital expenditures, it is expected that approximately $540,000,000 will be required to fund Eve’s business plan, which include Research & Development efforts to design and certify our aircraft and suite of products for the Urban Air Mobility market as well as the necessary SG&A to support the company’s plan. We expect to enter into service in 2026.

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

Net Cash Used in Investing Activities

2022 Compared with 2021

Net cash used in investing activities for the year ended December 31, 2022, was $258.48 million compared to no use of net cash by investing activities in the twelve months ended December 31, 2021. The change results principally from the investment of proceeds from the business combination with Zanite Acquisition Corp. and from PIPE investments in interest-bearing marketable securities and a related-party loan of $82.65 million to Embraer Aircraft Holdings (EAH) in 2022.

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

Carve-out  allocation

Eve Sub has historically operated as part of ERJ and not as a stand-alone company. The audited consolidated financial statements are derived from ERJ’s consolidated financial statements and historical accounting records and are presented on a carve-out basis for all historical periods, except for the twelve-months period ended December 31, 2022. The statement of operations also includes allocations of certain general and administrative expenses from ERJ’s corporate office for the twelve-month period ended December 31, 2022. These general and administrative expenses are comprised of general overhead expenses that separate from and in addition to any such expenses incurred pursuant to the MSA or SSA.

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

As of December 31, 2022, Eve has granted ten tranches of its 2022 Stock Incentive Plan (Granted Tranches). Four of the Granted Tranches have performance conditions only, four have service conditions only and two have market and service conditions.

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

Basic and Diluted Net Loss per Common Stock

In connection with the Closing, all the issued and outstanding Zanite shares of Class A common stock, including the shares of Class A common stock issued to the PIPE Investors, were converted into, on a one-for-one basis, shares of common stock of Eve. In addition, the Company has also entered into warrant agreements with certain of the Strategic PIPE Investors, including United, pursuant to which, and subject to the terms and conditions of each applicable warrant agreement, the Company has agreed to issue to the Strategic PIPE Investors warrants to purchase an aggregate amount of (i) 24,095,072 shares of common stock with an exercise price of $0.01 per share, (of which 800,000 shares of common stock of Eve were purchased at the Closing, for an aggregate purchase price of $8,000 and of which 2,722,536 shares of common stock of Eve were purchased on October 1, 2022, for an aggregate purchase price of $27,225), (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share.

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

After the Closing, ERJ, EAH and other related parties started charging Eve for the costs that benefited the Company. The charges include the amounts that were previously carved-out from January 1, 2022, until the Closing date, plus amounts incurred after the Closing date. The corporate allocated costs included in the audited consolidated statement of operations were $2,101,356 and $16,701,385 for the year ended December 31, 2022, (specifically the period from January 1, 2022, through May 9, 2022), and 2021, respectively, and were included into SG&A and R&D expenses for each of the year as follows:

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

See below a summary of related party balances and the impacts on the results:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Assets	Liabilities	Assets	Liabilities
ERJ	$190,518	$11,347,799	$220,000	$-
EAH	82,650,375	655,519	-	8,642,340
Atech	13,194	136,036	-	-
Other related parties	-	485,889	-	-
Total	$82,854,087	$12,625,243	$220,000	$8,642,340

	Operating expenses - Year Ended December 31,
	2022	2021	2020 (i)
ERJ	$36,553,941	$495,742	$-
EAH	6,190,634	2,389,083	-
Atech	2,931,572	613,603	-
Other related parties	485,889	-	-
Total	$46,162,036	$3,498,428	$-

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

Depreciation and amortization expense of Property, plant and equipment and Right-of-use assets for the twelve months ended December 31, 2022, was $33,495, and $0 for the twelve months ended December 31, 2021.

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

7.    Capitalized software, net

Capitalized software, net is comprised of software licenses; the position and changes for the twelve month period ended December 31, 2022, and 2021, are as follows:

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

 Refer to the Note 15 for more details regarding the measurement of all warrants.

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

Eve has no history of tax audits, nevertheless the Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. Eve regularly assesses the likely outcomes of these audits in order to determine the appropriateness of Eve’s tax provision. The Company’s operating results and related tax positions are a component of either a legal entity and/or a larger group of entities that file tax returns. The Company has no unrecognized tax benefits as of December 31, 2022, and 2021. Eve will recognize interest and penalties, if any, related to uncertain tax positions in income tax expenses. As of December 31, 2022, and 2021 no interest or penalties have been accrued due to uncertain tax positions.

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

In order to deal with the effects of the step-up, EAH and the Company entered into a customary TRA, and a TSA. The TSA generally applies if EAH and the Company are members of the same consolidated group, as defined under the Code. Under the Code, two corporations may form a consolidated tax group, and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. The TSA governs certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis. Generally, the consolidated group’s parent would be liable for the income taxes of the group members (including the Company), rather than the Company being required to pay such income taxes itself.  For periods in which the Company has taxable income that contributes to and increases the overall tax liability of the consolidated group of which EAH or an affiliate is the common parent (the “EAH Consolidated Group”), the TSA requires the Company to make payments to EAH equal to the tax liability it would have had had it been outside of the consolidated group. For periods in which the Company’s inclusion in the EAH Consolidated Group decreases the tax liability of the EAH Consolidated Group, tax benefits generated by the Company that are realized by EAH will be recorded in an off-book register and will apply to offset future payments due from the Company to EAH under the TSA. If any tax benefits that have accumulated during the period in which the Company is a member of the EAH Consolidated Group have not been applied to offset payments under the TSA at the time the Company ceases to be a member of the EAH Consolidated Group, such uncompensated tax benefits can be used to offset amounts payable by the Company to EAH under the TRA. For purposes of determining the amount of payments required to be made by the Company pursuant to the foregoing, and for determining the extent to which tax benefits generated by the Company that are realized by the EAH Consolidated Group may offset future payments under the TSA or the TRA, the TSA will generally disregard 75% of the tax benefits arising from tax basis in the assets of the Company created in the Pre-Closing Restructuring, consistent with the agreed sharing percentages for such tax savings under the TRA if the Company were not a member of the EAH Consolidated Group.

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
F-31

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

Item 9.C.       Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.

Not Applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information relating to our directors, executive officers and corporate governance will be included under the headings, “Proposal 1 – Election of Directors,” “Information About Our Executive Officers,” “General Information About the Board of Directors” in the proxy statement for the 2023 annual meeting of the Company’s stockholders (the “2023 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information relating to related party transactions and director independence will be included under the heading, “Certain Relationships and Related Person Transactions” and “Director Independence” in the 2023 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

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

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†**	Business Combination Agreement, dated as of December 21, 2021, by and among Zanite Acquisition Corp., Embraer S.A., EVE UAM, LLC and Embraer Aircraft Holding, Inc.	DEFM14A	001-39704	Annex A	April 13, 2022
3.1**	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2**	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
4.1**	Specimen Common Stock Certificate of Eve Holding, Inc.	8-K	001-39704	4.1	May 13, 2022
4.2**	Warrant Agreement, dated as of November 16, 2020, by and between Zanite Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39704	4.1	November 19, 2020
4.3	Description of Securities.					X
10.1†**	Amended and Restated Registration Rights Agreement dated as of May 9, 2022, by and among Embraer Aircraft Holding, Inc., Zanite Sponsor LLC and certain other parties thereto.	8-K	001-39704	10.1	May 13, 2022
10.2†**	Stockholders Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc. and Zanite Sponsor LLC.	8-K	001-39704	10.2	May 13, 2022
10.3**	Tax Receivable Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.3	May 13, 2022
10.4**	Tax Sharing Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.4	May 13, 2022
10.5**	Form of Indemnification Agreement.	DEFM14A	001-39704	Annex L	April 13, 2022
10.6#**	Eve Holding, Inc. 2022 Stock Incentive Plan.	DEFM14A	001-39704	Annex K	April 13, 2022
10.7†**	Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex G	April 13, 2022
10.8†**	Master Services Agreement, dated as of December 14, 2021, by and between Atech Negócios em Tecnologias S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex H	April 13, 2022
10.9†**	Services Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex I	April 13, 2022
10.10†**	Database Limited Access Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex M	April 13, 2022

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

10.11†**	Shared Services Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc., EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex N	April 13, 2022
10.12†**	Contribution Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc. and EVE UAM, LLC	DEFM14A	001-39704	Annex J	April 13, 2022
10.13**	Form of Strategic Warrant Agreement Number 1, dated as of December 21, 2021	DEFM14A	001-39704	Annex P	April 13, 2022
10.14**	Form of Strategic Warrant Agreement Number 2, dated as of December 21, 2021	DEFM14A	001-39704	Annex Q	April 13, 2022
10.15**	Form of Strategic Warrant Agreement Number 3, dated as of December 21, 2021	DEFM14A	001-39704	Annex R	April 13, 2022
10.16#†**	Employment Agreement, dated as of September 14, 2021, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc., Embraer S.A. (solely with respect to Section 11 thereof) and Gerard J. DeMuro.	8-K	001-39704	10.16	May 13, 2022
10.17**	Form of Subscription Agreement, dated as of December 21, 2021.	DEFM14A	001-39704	Annex S	April 13, 2022
10.18**	Amendment to the Subscription Agreement with Embraer Aircraft Holding, Inc., dated as of April 4, 2022.	8-K	001-39704	99.1	April 4, 2022
10.19**	Subscription Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.1	September 8, 2022
10.20**	Warrant Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.2	September 8, 2022
10.21**	Promissory Note, dated as of February 3, 2022, issued to Zanite Sponsor LLC.	8-K	001-39704	10.1	February 4, 2022
10.22††**	Loan Agreement, dated as of January 23, 2023, by and between EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento Econômico e Social – BNDES (English Translation).	8-K	001-39704	10.1	January 30, 2023
16.1**	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.1	May 13, 2022
16.2**	Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.2	May 13, 2022

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

21.1**	List of Subsidiaries	8-K	001-39704	21.1	May 13, 2022
23.1	Consent of KPMG LLP					X
23.2	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.3	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

**	Previously filed.

#	Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVE HOLDING, INC.

Date: May 4, 2023	/s/ Gerard J.DeMuro
By: Gerard J. DeMuro Title: Co-Chief Executive Officer

