Form 10-Q
period 2023-03-31
Eve Holding, Inc.
filed 2023-05-09
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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

As of May 9, 2023, there were 269,094,021 shares of common stock, par value $0.001 per share, issued and outstanding.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

 Item 1. Financial Statements
Eve Holding, Inc.
(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$11,837,193	$49,146,063
Financial investments	199,119,647	178,781,549
Related party receivables	198,509	203,712
Related party loan receivable	83,640,600	82,650,375
Other current assets	740,699	1,425,507
Total current assets	295,536,648	312,207,206
Property, plant & equipment, net	594,282	451,586
Right-of-use assets, net	207,176	216,636
Total assets	$296,338,106	$312,875,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$490,148	$2,097,097
Related party payables	16,222,416	12,625,243
Derivative financial instruments	5,757,000	3,562,500
Other payables	10,393,985	6,648,171
Total current liabilities	32,863,549	24,933,011
Other non-current payables	976,303	1,020,074
Total liabilities	33,839,852	25,953,085
Stockholders' Equity
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 269,094,021 and 220,000,000 shares issued and outstanding on March 31, 2023 and December 31, 2022, respectively	269,094	269,094
Additional paid-in capital	505,009,464	503,661,571
Accumulated deficit	(242,780,304)	(217,008,322)
Total stockholders' equity	262,498,254	286,922,343
Total liabilities and stockholders' equity	$296,338,106	$312,875,428

The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In US Dollars)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$(21,528,338)	$(9,114,687)
Selling, general and administrative	(6,154,319)	(1,318,033)
Loss from operations	(27,682,657)	(10,432,720)
Change in fair value of derivative liabilities	(2,194,500)	-
Financial investment income	3,254,400	63,381
Other financial gain/(loss), net	1,024,490	359,331
Loss before income taxes	(25,598,267)	(10,010,008)
Income tax expense	(173,715)	-
Net loss	$(25,771,982)	$(10,010,008)
Net loss per share basic and diluted	$(0.09)	$(0.05)
Weighted-average number of shares outstanding – basic and diluted	275,494,021	220,000,000

The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

F-2

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In US Dollars)

	Three Months Ended March 31,
	2023	2022
Net loss	$(25,771,982)	$(10,010,008)
Total comprehensive loss	$(25,771,982)	$(10,010,008)

The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In US Dollars)
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Total Stockholders' equity
Balance as of December 31, 2021	220,000,000	$220,000	$53,489,579	$(42,977,964)	$(32,226)	$10,699,389
Separation-related adjustment	-	-	(707,846)	-	32,226	(675,620)
Balance as of January 1, 2022	220,000,000	$220,000	$52,781,733	$(42,977,964)	$-	$10,023,769
Net loss	-	-	-	(10,010,008)	-	(10,010,008)
Contributions from Parent	-	-	732,776	-	-	732,776
Balance as of March 31, 2022	220,000,000	$220,000	$53,514,509	$(52,987,972)	$-	$746,537

Balance as of December 31, 2022	269,094,021	$269,094	$503,661,571	$(217,008,322)	$-	$286,922,343
Net loss	-	-	-	(25,771,982)	-	(25,771,982)
Issuance of restricted stock and restricted stock expense	-	-	867,893	-	-	867,893
Share based payment with non-employees	-	-	480,000	-	-	480,000
Balance as of March 31, 2023	269,094,021	$269,094	$505,009,464	$(242,780,304)	$-	$262,498,254

The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.
(FORMERLY EVE UAM, LLC)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,771,982)	$(10,010,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,050	-
Non-cash lease expenses	9,461	-
Unrealized loss/(gain) on the exchange rate translation	(58,553)	-
Long-term incentive plan expense	98,321	-
Stock-based compensation	867,893	-
Warrants expenses	2,674,500	-
Interest on financial investments	(3,828,323)	-
Carve-out expenses (contributed from Parent)	-	732,769
Changes in operating assets and liabilities:
Other assets	715,618	(1,242,627)
Related party receivables	5,346	57,321
Accounts payable	(1,708,467)	(98,593)
Related party payables	3,597,173	8,241,343
Operating lease liabilities	(9,461)	-
Other payables	3,495,301	450,845
Net cash used in operating activities	(19,891,123)	(1,868,950)
Cash flows from investing activities:
Purchases of investment securities	(17,500,000)	-
Property, plant & equipment	(43,699)	-
Net cash used in investing activities	(17,543,699)	-
Effect of exchange rate changes on cash and cash equivalents	125,952	-
Decrease in cash and cash equivalents	(37,308,870)	(1,868,950)
Cash and cash equivalents at the beginning of the period	49,146,063	14,376,523
Cash and cash equivalents at the end of the period	$11,837,193	$12,507,573
Supplemental disclosure of cash information
Cash paid for:
Income tax paid	$147,665	$-
Supplemental disclosure of other non-cash investing activities
Property, plant & equipment expenditures in accounts payable and other accruals	$121,047	$-

  The accompanying Notes are an integral part of these unaudited condensed consolidated financial statements.

Eve Holding, Inc.

(FORMERLY EVE UAM, LLC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In US Dollars)

1.     Organization and Nature of Business

The Company and Nature of Business

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is an aerospace company with operations in Melbourne, Florida and São José dos Campos, São Paulo. The Company is a former blank check company incorporated on November 19, 2020, under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Eve is dedicated to accelerating the urban air mobility (“UAM”) ecosystem. Benefitting from a startup mindset and with a singular focus, Eve is taking a holistic approach to progressing the UAM ecosystem, with an advanced electrical vertical take-off and landing (“eVTOL”) project, a comprehensive global services and support network and a unique air traffic management solution.

Business Combination

On December 21, 2021, Zanite entered into a Business Combination Agreement (the “BCA”), with Embraer S.A., a Brazilian corporation (“sociedade anonima”) (“ERJ”), Embraer Aircraft Holding, Inc., a Delaware corporation (“EAH”) wholly owned by ERJ and EVE UAM, LLC, a Delaware limited liability company (“Eve Sub”), a former subsidiary of EAH, that was formed for purposes of conducting the UAM Business (as defined in the BCA).

On May 9, 2022, in accordance with the BCA, the closing (the “Closing”) of the transactions contemplated by the BCA (the “Business Combination”) occurred, pursuant to which Zanite issued 220,000,000 shares of Class A common stock to EAH in exchange for the transfer by EAH to Zanite of all of the issued and outstanding limited liability company interests of Eve Sub (the “Equity Exchange”). As a result of the Business Combination, Eve became a wholly-owned subsidiary of Zanite, which has changed its name to “Eve Holding, Inc.”

On December 21, 2021, December 24, 2021, March 9, 2022, March 16, 2022, and April 4, 2022, in connection with the Business Combination, Zanite entered into subscription agreements or amendments thereto (as amended from time to time, the “Subscription Agreements”) with certain investors, including certain strategic investors and/or investors with existing relationships with ERJ (the “Strategic Investors”), Zanite Sponsor LLC, a Delaware limited liability company (the “Sponsor”) and EAH (collectively, the “PIPE Investors”), pursuant to which and on the terms and subject to the conditions of which, Zanite agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to the Closing, an aggregate of 35,730,000 shares of Class A common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $357,300,000, which included the commitment of the Sponsor to purchase 2,500,000 shares of Class A common stock for a purchase price of $25,000,000 and the commitment of EAH to purchase 18,500,000 shares of Class A common stock for a purchase price of $185,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.

Upon Closing, all shares of Zanite Class A and Class B common stock were converted into, on a one-for-one basis, shares of common stock of Eve Holding.

Both ERJ and Zanite’s sponsors incurred costs in connection with the business combination (“Transaction Costs”). The Transaction Costs that were determined to be directly attributable and incremental to the Company, as the primary beneficiary of these expenses and incurred related to the Business Combination were deferred and recorded as other assets in the balance sheet until the Closing. Such costs were subsequently recorded either as an expense of the Business Combination or a reduction of cash contributed with a corresponding reduction of additional paid-in capital if they were attributable to one or multiple sub-transactions of the Business Combination.

Accounting Treatment of the Business Combination

The Business Combination was accounted for as a reverse recapitalization, equivalent to the issuance of shares by Eve Sub for the net monetary assets of Zanite accompanied by a recapitalization. Accordingly, the consolidated assets, liabilities and results of operations of Eve Sub (or the “UAM Business”, as applicable) became the historical financial statements of the Company, and the assets, liabilities and results of operations of Zanite were consolidated with Eve Sub beginning on the Closing date. For accounting purposes, the financial statements of the Company represent a continuation of the financial statements of Eve Sub. The net assets of Zanite were recorded at historical costs, with no goodwill or other intangible assets recorded. Operations prior to the transaction are presented as those of Eve Sub (or the “UAM Business”, as applicable) in future reports of the Company.

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

Basis of Presentation

Prior to the separation from ERJ, Eve Sub has historically operated as part of ERJ and not as a standalone company. For periods as of and for the year ended December 31, 2021, and prior to December 31, 2021, the unaudited condensed consolidated financial statements have been derived from ERJ and EAH historical accounting records and are presented on a carve-out basis (“The Urban Air Mobility Business of Embraer S.A”). After the contribution of the UAM assets by ERJ and EAH (i.e., from December 31, 2021, until the Closing) the combined financial statements have been derived from Eve Sub and Eve Soluções de Mobilidade Aérea Urbana Ltda. (“Eve Brazil”) books. After the Closing the consolidated financial statements have been derived from the Company’s combined figures to retroactively recast the recapitalization of equity including EPS for all periods presented.

As of January 1, 2022, Eve Sub began accounting for its financial activities as an independent entity. The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, have been derived from Eve’s accounting records and certain carve-outs from ERJ and EAH’s historical accounting records.

The balances of Eve Brazil, a direct wholly-owned subsidiary of Eve, that were recorded in a foreign currency, were converted/translated into its functional currency, the US Dollar (“US Dollars”, “USD” or “$”), before being presented on the consolidated financial statements.

ERJ started charging the UAM business related research and development (“R&D”) and general and administrative (“G&A”) expenses to Eve through the Master Service Agreement (“MSA”) and Shared Service Agreement (“SSA”), respectively. Therefore, there was no need to continue carving out expenses from ERJ and EAH.

All intercompany transactions’ balances between Eve Sub and Eve Brazil (collectively, the “Eve Entities”) were eliminated.

Until the Closing date, the unaudited condensed consolidated financial statements of Eve Sub reflect the assets, liabilities and expenses that management determined to be specifically attributable to Eve Sub, as well as allocations of certain corporate level assets, liabilities and expenses, deemed necessary to fairly present the financial position, results of operations and cash flows of Eve, as discussed further below. Management believes that the assumptions used as basis for the allocations of expenses, direct and indirect, as well as assets and liabilities in the unaudited condensed consolidated financial statements are reasonable. However, these allocations may not be indicative of the actual amounts that would have been recorded had Eve operated as an independent, publicly traded company for the periods presented.

Prior to May 9, 2022, as a part of ERJ, Eve Sub was dependent upon ERJ for all of its working capital and financing requirements, as ERJ uses a centralized approach to cash management and financing its operations. Accordingly, cash and cash equivalents, debt or related interest expense have not been allocated to Eve. Financing transactions related to Eve were accounted for as a component of Net Parent Investment in the unaudited condensed consolidated balance sheets and as a financing activity on the accompanying unaudited condensed consolidated financial statements of cash flows.

The accompanying unaudited condensed consolidated financial statements are presented in US Dollar, unless otherwise noted and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited condensed consolidated financial statements herein should be read in conjunction with our audited consolidated financial statements and notes thereto included within our most recent Annual Report on Form 10-K/A. These unaudited condensed consolidated financial statements reflect, in the opinion of Management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position and results of operations for the periods presented.

2. Summary of Significant Accounting Policies

The information presented under Debt updates our Significant Accounting Policies information presented in our 2022 Form 10-K/A to reflect the debt agreement Eve entered into during the three months ended March 31, 2023.

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

Since the financial activities from the MSA and SSA signature date to December 31, 2021, were immaterial, Management chose to continue with the management approach for all of the year ended December 31, 2021, and to use the legal entity approach beginning January 1, 2022. Management continued to use the legal entity approach until the Business Combination was consummated on May 9, 2022 (i.e., after this date no carve-out amounts were added to Eve’s financial statements). The Company has recorded the impacts of the balance sheet adjustment (i.e., separation-related adjustment) for the change in methodology as adjustments to the January 1, 2022 beginning balance sheet and not as a period activity attributable to the twelve-months period ended December 31, 2022. The January 1, 2022 beginning balance sheet adjustments from the December 31, 2021 balances were as follows:

Separation-related Adjustments

	December 31,	Separation-Related	January 1,
	2021	Adjustment	2022
ASSETS
Current assets:
Cash and equivalents	$14,376,523	$(8)	$14,376,515
Related party receivables	220,000	-	220,000
Other current assets	6,274,397	(8,567)	6,265,830
Total current assets	20,870,920	(8,575)	20,862,345
Capitalized software, net	699,753	(699,753)	-
Total assets	$21,570,673	$(708,328)	$20,862,345
LIABILITIES AND NET PARENT EQUITY
Current liabilities:
Accounts payable	877,641	(718,232)	159,409
Related party payables	8,642,340	1,110,032	9,752,372
Derivative financial instruments	32,226	(32,226)	-
Other payables	616,156	(94,361)	521,795
Total current liabilities	10,168,363	265,213	10,433,576
Other non-current payables	702,921	(297,921)	405,000
Total liabilities	10,871,284	(32,708)	10,838,576
Net parent equity:
Net parent investment	10,731,615	(707,846)	10,023,769
Accumulated other comprehensive loss	(32,226)	32,226	-
Total net parent equity	10,699,389	(675,620)	10,023,769
Total liabilities and net parent equity	$21,570,673	$(708,328)	$20,862,345

Management considers the legal entity approach to be the most meaningful representation of Eve’s standalone carve-out financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Functional and Reporting Currency

Management has concluded that the US Dollar is the functional and reporting currency of Eve. Therefore, the consolidated financial statements that were derived from Eve entities’ financial statements are presented in USD.

The foreign currency gains and losses are related to transactions with suppliers recognized in the functional currency, USD, but settled in Brazilian reais (“BRL” or “R$”). The impacts were recognized in “Other financial gain/(loss), net” within the consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and judgments that affected the reported amounts of assets and liabilities and allocations of expenses. These judgments were based on the historical experience, management’s evaluation of trends in the industry and other factors that were deemed relevant at that time. The estimates and assumptions were reviewed on a regular basis and the changes to accounting estimates were recognized in the period in which the estimates were revised. The Company’s management recognize that the actual results could be materially different from the estimates. Under the legal entity approach, the significant estimates include, but are not limited to the measurement of warrants, fair value measurement and income taxes.

Debt

On January 23, 2023, Eve entered into a line of credit agreement. Any debt or borrowings from banks with an original maturity date falling within twelve months will be classified within current liabilities, as well as the current portion of any long-term debt. Debt or borrowings from banks with maturity dates greater than twelve months (long-term debt) will be classified within non-current liabilities, net of any current portion. Refer to Note 10 for additional information regarding the credit agreement.

New Accounting Pronouncements Not Yet Adopted

There are no recent accounting pronouncements pending adoption that the Company expects will have a material impact on our consolidated financial condition, results of operations or cash flows.

3.    Cash and Cash Equivalents

Cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2023	2022
Cash	$4,690,191	$14,446,534
Private securities (i)	4,137,035	4,483,260
Fixed deposits (ii)	3,009,967	30,216,269
Total	$11,837,193	$49,146,063

(i)	Applications in Bank Deposit Certificates ("CDB’s"), issued by financial institutions in Brazil, immediately available for redemption.
(ii)	Fixed term deposits in US Dollar with original maturities of 90 days or less.

4. Financial Investments

Held to maturity (“HTM”) investments are recorded in the Condensed Consolidated Balance Sheets at amortized cost. These investments include time deposits with original maturities of one year or less, but greater than 90 days.

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$199,119,647	$-	$(702,881)	$198,416,766

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$178,781,549	$-	$(1,127,925)	$177,653,624

Allowance for losses on held to maturity debt instruments are assessed quarterly. No allowance for credit losses were recognized as of March 31, 2023 and December 31, 2022.

5.   Related Party Transactions

Relationship with ERJ

Prior to the Closing of the transaction with Zanite, Eve Sub was managed, operated and funded by ERJ. Accordingly, certain shared costs have been allocated to Eve and reflected as expenses in Eve's stand-alone unaudited condensed consolidated financial statements. The expenses reflected in the unaudited condensed consolidated financial statements may not be indicative of expenses that will be incurred by Eve in the future.

a)     Corporate costs

ERJ incurred corporate costs for services provided to the UAM Business. These costs include expenses for information systems, accounting, other financial services such as treasury, external audit, purchasing, human resources, legal and facilities. Also includes UAM related to R&D expenses.

Effective January 1, 2022, ERJ started charging Eve Sub for R&D and selling, administrative services under the MSA and SSA, respectively (see the MSA and SSA amounts in item b below). Additionally, from January 1, 2022, until the Closing date, Eve kept carving-out certain corporate costs.

After the Closing, ERJ, EAH and other related parties started charging Eve for the costs that benefited the Company. The charges include the amounts that were previously carved-out from January 1, 2022, until the Closing date, plus amounts incurred after the Closing date. The corporate allocated costs included in the unaudited condensed consolidated statements of operations were $291,984 and $732,776 for the three months ended March 31, 2023 and for the three months ended March 31, 2022, respectively and were included into SG&A and R&D expenses for each of the year as follows:

	Three Months Ended March 31,
	2023	2022
SG&A	$218,554	$(13,664)
R&D	73,430	746,440
Total	$291,984	$732,776

b)     Transaction Costs

During the three months period ended March 31, 2022, both ERJ and EAH paid for Transaction Costs attributable to the UAM business. The Transaction Costs comprise but were not limited to, costs associated with lawyers, bankers, consulting and auditing services with the objective to effectuate the transaction with Zanite, as described in Note 1. Expenses directly related to the anticipated closing of the transaction with Zanite were capitalized and the remaining expenses were charged to the statement of operations as SG&A expenses.

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

As of March 31, 2023, there is an outstanding related party payable of $16,222,416 of which $15,692,297 and $273,769 are related to the MSA and SSA, respectively. During the three months ended March 31, 2023, Eve has incurred cost in the amount of $15,655,522, of which $15,088,828 is in relation to the MSA and $362,574 is in relation to the SSA.

Fees and expenses in connection with the MSA are set to be payable within 45 days of receipt by Eve of an invoice from ERJ together with documentation supporting the fees and expenses set forth on such invoice. Costs and expenses incurred in connection with the provision of shared services to Eve pursuant to the SSA are set to be payable within 45 days of receipt by Eve. All payments and amounts are due or paid in US Dollar and are recognized in the Related party payable caption.

d)    Related party receivables/payables

Certain employees were transferred from ERJ to Eve. On the transfer date of each employee, all payroll related accruals were assumed by Eve, and it recognized a related party receivable from ERJ. Additionally, EAH transferred certain liabilities related to the Eve business, which led to the recognition of a receivable from EAH. This receivable balance is decreased when EAH pays for corporate expenses (e.g., health insurance) on behalf of Eve.

As of March 31, 2023, there is an outstanding related party receivable balance of $83,839,109, of which $198,509 relates to ERJ’s LTIP and a related party loan receivable and accrued interest in the amount of $83,640,600 with EAH, as stipulated below in section (f). As of March 31, 2023, there is an outstanding related party payable of $16,222,416, which is mostly comprised of balances due to ERJ and Atech under the MSA and SSA.

e)   Royalty-free licenses

The agreements with ERJ also allow Eve to access royalty-free license to ERJ’s background intellectual property to be used within the UAM market.

f)   Related party loan

On August 1, 2022, the Company’s subsidiary, Eve Sub (the “Lender”), entered into a loan agreement (the “Loan Agreement”) with EAH, the Company’s majority stockholder, in order to efficiently manage the Company’s cash reserves at a rate of return that is favorable to the Company. Pursuant to the Loan Agreement, the Lender has agreed to lend to EAH an aggregate principal amount of up to $81,000,000 at an interest rate of 4.89% per annum. All unpaid principal advanced under the Loan Agreement, together with any accrued and unpaid interest thereon, shall be due and payable on August 1, 2023, which date may be extended upon mutual written agreement of the Lender and EAH. Any outstanding principal amount under the Loan Agreement may be prepaid at any time, in whole or in part, by EAH at its election and without penalty and the Lender may request full or partial prepayment from EAH of any outstanding principal amount under the Loan Agreement at any time. In accordance with the Company’s Related Person Transactions Policy, on July 22, 2022, the Loan Agreement was unanimously approved by the Company’s independent directors.

See below a summary of related party balances and the impacts on the results:

	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
ERJ	$198,509	$15,614,958	$190,518	$11,347,799
EAH	83,640,600	41,190	82,650,375	655,519
Atech	-	351,108	13,194	136,036
Other related parties	-	215,160	-	485,889
Total	$83,839,109	$16,222,416	$82,854,087	$12,625,243

	Operating expenses - Three Months Ended March 31,
	2023	2022
ERJ	$14,806,517	$6,710,098
Atech	644,885	754,136
Other related parties	204,104	-
Total	$15,655,506	$7,464,234

6.    Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Development mockup	$376,849	$397,785
Leasehold improvement	164,746	-
Construction in progress ("CIP")	44,375	44,375
Computer hardware	8,312	9,426
Total	$594,282	$451,586

The mockup was built to simulate the operation, design, interior space and cabin layout of Eve’s eVTOL.

Depreciation expense for the three months ended March 31, 2023 and 2022, was $22,050 and $0, respectively.

7.    Other Current Assets

Other current assets are comprised of the following:

	March 31,	December 31,
	2023	2022
Prepaid Directors & Officers insurance	$325,764	$1,292,317
Income tax advance payments (i)	190,579	34,642
Advances to employees	183,215	74,064
Other current assets	41,141	24,484
Total	$740,699	$1,425,507

(i)      Refers to federal withholding taxes and recoverable income taxes.

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

The Private Placement Warrants have similar terms as the Public Warrants, except for the fact that the Public Warrants are redeemable by the Company for cash at a price of $0.01 per Public Warrant if the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading days period ending three business days before we send to the notice of redemption to the warrant holders. The Public Warrants may be exercised at any time after notice of redemption is given by the Company and prior to the Redemption Date. The Private Placement Warrants are not subject to the $0.01 cash redemption feature, but will be when the Private Placement Warrants are transferred to a third-party not affiliated with the Sponsor (referred to as a non-permitted transferee) and become Public Warrants. When this occurs, the calculation of the settlement amount of the Private Placement Warrants changes.

Since the settlement amount depends solely on who holds the instrument and this is not an input to the fair value of a fixed-for-fixed option or forward on equity shares, this provision causes the Private Placement Warrants to fail the indexation guidance of ASC 815-40. Thus, the Private Placement Warrants are liability classified.

 Refer to the Note 11 and 16 for more details regarding the measurement of all warrants.

9.    Other Payables

Other Payables are comprised of the following items:

	March 31,	December 31,
	2023	2022
Accrued expenses (i)	$5,046,325	$2,491,847
Provision for short-term incentive plan (ii)	3,087,531	2,508,143
Accruals related to payroll (iii)	1,056,677	763,031
Advances from customers (iv)	800,000	800,000
Social charges payable (v)	712,547	626,627
Long-term incentive plan (vi)	269,193	177,859
Other payable	222,020	300,738
Income tax payable	175,995	-
Total	$11,370,288	$7,668,245
Current portion	$10,393,985	$6,648,171
Non-current portion	$976,303	$1,020,074

(i)   Accruals for services received from third parties whose invoices were not received.

(ii)  Refers to accruals payable to employees.

(iii) Refers to accruals related to personnel obligations, primarily vacation expenses and other minor expenses.

(iv) Refers to advances from customers which have signed a letter of intent to purchase eVTOLs.

(v)  Refers to social charges and taxes applicable in relation to personnel compensation.

(vi) These represent the ERJ’s LTIP obligations. The balances as of December 31, 2022, and March 31, 2023 relate to the LTIP obligation assumed by Eve towards certain grantees transferred from ERJ to Eve.

10.    Debt

On January 23, 2023, Eve Brazil entered into a loan agreement (the “BNDES Loan Agreement”) with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES agreed to grant two lines of credit to Eve Brazil with an aggregate amount of R$490.00 million (approximately $96 million), to support the first phase of the development of the Company’s eVTOL project. All USD approximations use foreign currency exchange rate data as of March 31, 2023.

The first line of credit (“Sub-credit A”), in the amount of R$80.00 million (approximately $16 million), will be granted in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions, and will be subject to an interest rate of 4.55% per year. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second line of credit (“Sub-credit B”), in the amount of R$410.00 million (approximately $80 million), will be granted in US Dollar, as adjusted on a daily basis by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate, and will be subject to an interest rate of 1.10% per year plus a fixed rate to be published by BNDES every 15 days in accordance with the BNDES Loan Agreement. Sub-credit B has maturity dates on a quarterly basis from May 2027 through February 2035.Such credit lines shall be used by Eve Brazil within 36 months from the date of signing of the BNDES Loan Agreement. Otherwise, BNDES may terminate the BNDES Loan Agreement and any loans shall be paid by no later than February 15, 2035. In addition, Eve Brazil shall pay a one-time R$2.05 million (approximately $400,000) fee to BNDES, whether or not Eve Brazil ends up using any credit.

The BNDES Loan Agreement provides that the availability of such lines of credit is subject to BNDES’s rules and regulations and, in the case of the first line of credit, FNMC’s budget and, in the case of the second line of credit, BNDES’s financing program (which is subject to funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council). Additionally, the BNDES Loan Agreement provides that the borrowing of any amount under these lines of credit is subject to certain conditions, including, among others, the promulgation of a new law (which condition only applies to the first line of credit), the receipt by BNDES of a guarantee from an acceptable financial institution, absence of any facts that would have a material adverse effect on the economic or financial condition of Eve Brazil, and approval of the project by the applicable environmental entities.

As of March 31, 2023, Eve has not drawn from the lines of credit.

11.    Stockholders’ Equity

The Company’s common stock and warrants trade on the NYSE under the symbol “EVEX” and “EVEXW”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 269,094,021 and 220,000,000 shares of common stock issued and outstanding as of March 31, 2023 and 2022, respectively. The Company has retroactively adjusted the shares issued and outstanding prior to May 9, 2022, to give effect to the exchange ratio.

Preferred stock may be issued at the discretion of the Company's board of directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers and directors and in certain instances may be used as an antitakeover defense. As of March 31, 2023 and December 31, 2022, there was no preferred stock issued and outstanding.

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s board of directors through March 31, 2023 and the Company does not expect to pay dividends in the foreseeable future.

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

The Company had reserved common stock for future issuance as follows:

2022 Stock Incentive Plan	8,730,000
Shares underlying Private Placement Warrants	14,250,000
Shares underlying Public Warrants	11,500,000
Shares underlying New Warrants	37,572,536

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

New Warrants

In addition to the Public Warrants and the Private Placement Warrants, the Company has also entered into warrant agreements with certain of the strategic private investment in public equity investors ("Strategic PIPE Investors"), including United, pursuant to which and subject to the terms and conditions of each applicable warrant agreement, the Company has issued or has agreed to issue to the Strategic PIPE Investors warrants (the "New Warrants") to purchase an aggregate amount of (i) 24,095,072 shares of common stock with an exercise price of $0.01 per share, (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share. New Warrants for 29,472,536 shares of common stock were issued during 2022 (of which, 3,552,536 New Warrants were exercised during 2022) and New Warrants for 11,622,536 shares of common stock may be issued and vest subject to certain triggering events.

For the New Warrants subject to certain triggering events, the issuance and vesting of such warrants occurs upon the achievement of certain UAM Business milestones (which milestones include, as applicable, (a) receipt of the first type certification for eVTOL in compliance with certain airworthiness authorities, (b) receipt of the first binding commitment from a third-party to purchase eVTOL jointly developed by ERJ and a certain Strategic Investor for the defense and security technology market, (c) the eVTOL’s successful entry into service, (d) the completion of the initial term of a certain engineering services agreement to be entered into with a certain Strategic Investor (e) receipt of binding commitments from certain Strategic Investors for an aggregate of 500 eVTOL’s, (f) receipt of an initial deposit to purchase 200 eVTOL’s from a  certain Strategic Investor, (g) the mutual agreement to continue to collaborate beyond December 31, 2022, with a certain Strategic Investor, (h) the time at which ten vertiports that have been developed or implemented with the services of a certain Strategic Investor have entered operation or are technically capable of entering operation and (i) signature of services and support agreements).

The New Warrants issuable pursuant to the Strategic Warrant Agreements can be categorized as Penny Warrants, which are warrants with an exercise price of $0.01 per share, or Market Warrants, which are warrants with an exercise price of $15.00 per share or $11.50 per share. The Penny Warrants have been issued, or are issuable in accordance with the terms of the Strategic Warrant Agreements, to certain Strategic PIPE Investors in connection with potential future commercial partnerships and the achievement of related commercial milestones. Of the existing Penny Warrants, certain of such warrants (a) were issued at Closing to such Strategic PIPE Investors in their capacities as potential future customers and suppliers and became vested without any exercise contingencies;  (b) were issued at Closing to such Strategic PIPE Investors in their capacities as future potential suppliers, but which do not vest and become exercisable until the achievement of certain contingencies; and (c) are issuable to such Strategic PIPE Investors in their capacities as potential future customers and suppliers upon the satisfaction of certain specified conditions. The Market Warrants were issued at the Closing and vested immediately. There are no contingencies involved to exercise the Market Warrants.

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

Terms related to the issuance and exercisability of the New Warrants differ among the Strategic PIPE Investors and each New Warrant is independently exercisable such that the exercise of any individual warrant does not depend on the exercise of another. As such, Management has concluded that all New Warrants meet the criteria to be legally detachable and separately exercisable and therefore freestanding.

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

(b) Potential customers: The New Warrants issued or issuable to potential customers of Eve were determined to be within the scope of ASC 718 for classification and measurement and ASC 606, Revenue from Contracts with Customers, for recognition. Under ASC 718, they were determined to be equity-classified. These New Warrants can be separated into two categories: (i) contingently issuable warrants (the “Contingent Warrants”) and (ii) warrants that immediately vested upon Closing (“Vested Warrants”). The Contingent Warrants are measured at fair value on the grant date and will be recognized as variable consideration (a reduction of revenue) under ASC 606 when and if there are related revenue transactions or as New Warrants expense if there are not yet related revenue transactions. To date, there has been no recognition of expense related to the Contingent Warrants. The Vested Warrants were accounted for akin to a non-refundable upfront payment to a potential customer and were recognized as New Warrants expense since Eve has no current revenue or binding contracts in place).

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

During the second quarter of 2022, Eve started consolidating Zanite’s assets and liabilities which includes derivative financial instruments related to the Private Placement Warrants. As of March 31, 2023, the fair value of derivative financial instrument, which were exclusively Private Placement Warrants, was recognized as a liability in the amount of $5,757,000.

As of December 31, 2022, the fair value of derivative financial instruments was recognized as a liability in the amount of $3,562,500.

13.   Research and Development

R&D expenses are comprised of the following items:

	Three Months Ended March 31,
	2023	2022
Outsourced service (i)	$19,437,329	$8,145,863
Employees’ compensation	2,035,784	756,368
Other expenses	46,590	212,456
Travel & entertainment	8,635	-
Total	$21,528,338	$9,114,687

(i) For the three months ended March 31, 2023 and 2022, $15,088,828 and $7,336,164 were charged under the MSA contract, respectively. Refer to Note 5 for additional information regarding the MSA.

14.   Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following items:

	Three Months Ended March 31,
	2023	2022
Employees’ compensation	$2,718,096	$540,465
Outsourced service (i)	2,109,835	219,874
Director & Officers insurance	1,002,412	-
Other expenses	240,753	27,582
Travel & entertainment	83,223	20,845
Transaction Costs	-	509,267
Total	$6,154,319	$1,318,033

(i) For the three months ended March 31, 2023 and 2022, $362,574 and $128,060 were charged under the SSA contract, respectively. Refer to Note 5 for additional information regarding the SSA.

15.    Share-based Payments

Eve’s 2022 Stock Incentive Plan consists of granting its employees, management and officers restricted stock units (“RSUs”) of the Company’s common stock. The Granted Tranches contain service, performance and market conditions that vest over 2-5 years. The RSU’s will be settled by the Company with its own shares upon achievement of the vesting conditions and there is neither repurchase obligation nor restrictions for the grantees to access the shares. The Company is allowed to net settle the award for statutory tax withholding purposes, but in no case exceeding the maximum statutory tax rates in the employees’ relevant tax jurisdictions. Thus, the RSU’s are classified as equity. See below the RSU activities:

	Number of Shares	Weighted Average Grant Price	Weighted Average Requisite Period
Granted on December 31, 2022	917,172	14.62	3.84
Granted	13,356	5.54	2.30
Forfeited	(16,050)	11.27	-
Outstanding as of March 31, 2023	914,478

Convertible as of March 31, 2023	-

All expenses related to share-based plans impacted the results as follows:

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative	$678,722	$-
Research and development	189,171	-
Total 2022 Stock Incentive Plan expense	$867,893	$-

16.   Fair Value Measurement

The following table lists the Company’s financial assets and liabilities by level within the fair value hierarchy. The Company’s assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 refers to fair values estimated using other observable inputs for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.  Level 3 includes fair values estimated using unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available.

During the three months ended March 31, 2023, there were no changes in the fair value methodology of the financial instruments. For the three months ended March 31, 2023 and 2022, there were no transfers between levels.

	March 31, 2023
	Level 1	Level 2	Fair Value
Liabilities
Derivative financial instruments (i)	-	(5,757,000)	(5,757,000)
	$-	$(5,757,000)	$(5,757,000)

(i) Refers to the Private Placement Warrants.

	December 31, 2022
	Level 1	Level 2	Fair Value
Liabilities
Derivative financial instruments (i)	-	(3,562,500)	(3,562,500)
	$-	$(3,562,500)	$(3,562,500)

(i) Refers to the Private Placement Warrants.

The fair value of the Private Placement Warrants and the New Warrants with an exercise price of $11.50 is estimated based on the Eve’s Public Warrants fair value, since they have similar key terms.

The position and changes in fair value of the Private Placement Warrants for the three months period ended March 31, 2023, as follows:

Private Placement Warrants
Balance as of December 31, 2022	$3,562,500
Change in fair value	2,194,500
Balance as of March 31, 2023	$5,757,000

There were no changes in fair value for the three months ended March 31, 2022. The Public Warrants were remeasured at fair value as of the Closing date and reclassified to equity.

17. Income Taxes

Our consolidated effective income tax rate was (0.67%) and 0% for the quarters ended March 31, 2023 and 2022, respectively. The tax rate for 2023 is primarily driven by a full valuation allowance against the Company’s deferred tax assets due to historical and current losses incurred. For the three months ended March 31, 2023, Eve has recognized a current income tax expense of $173,715 due to a year-to-date income in the Brazilian jurisdiction. In 2022, the financial statements were prepared based on carve-out approach, thus no income tax was recognized.

18.   Earnings Per Share

Basic and diluted earnings per common share are computed by dividing net income/(loss) for the period by the weighted average number of shares outstanding during the period, excluding shares held in Treasury.

	Three Months Ended March 31,
	2023	2022
Net loss	$(25,771,982)	$(10,010,008)

Net loss per share basic and diluted	$(0.09)	$(0.05)
Weighted-average number of shares outstanding - basic and diluted	275,494,021	220,000,000

For the three months ended March 31, 2023 and 2022, the basic and diluted weighted-average shares outstanding included penny warrants not yet exercised of 6,400,000 and 0, respectively. For the three months ended March 31, 2023, 57,837,014 warrants and RSUs were excluded from the weighted-average number of shares, since their effect would have been anti-dilutive. There were no warrants or RSUs outstanding for the three months ended March 31, 2022.

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share:

Three Months Ended March 31,
2023
Unvested restricted stock units	914,478
Penny warrants subject to triggering events	14,172,536
Warrants "out of the money"	42,750,000
Total	57,837,014

19.   Commitments and Contingencies

On August 2, 2021, Eve Soluções de Mobilidade Aérea Urbana Ltda. signed an agreement with ERJ to lease two facilities, one in São José dos Campos and other in Gavião Peixoto, both in the São Paulo state, in Brazil. After assessing the terms of the agreement, Management concluded that the lease term has not commenced as of March 31, 2023. Thus, no assets or liabilities were recognized.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information that Eve's management believes is relevant to an assessment and understanding of Eve's consolidated results of operations and financial condition. The following discussion should be read in conjunction with the 2022 Form-10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations.  In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or similar terms or expressions or the negative thereof., but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to raise financing in the future;
•	the impact of the regulatory environment and complexities with compliance related to such environment, including changes in applicable laws or regulations;
•	the impact of public health crises and epidemics;
•	our ability to implement and maintain an effective system of internal control over financial reporting;
•	our ability to grow market share in our existing markets or any new markets we may enter;
•	our ability to respond to general economic conditions;
•	the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
•	our ability to manage our growth effectively;
•	our ability to achieve and maintain profitability in the future;
•	our ability to access sources of capital to finance operations and growth;
•	the success of our strategic relationships with third parties;
•	competition from other manufacturers and operators of electrical vertical take-off and landing vehicles and other methods of air or ground transportation;
•	various environmental requirements;
•	retention or recruitment of executive and senior management and other key employees;
•	reliance on services to be provided by Embraer and other third parties; and
•	other risks and uncertainties described in this Quarterly Report on Form 10-Q, including those under “Risk Factors”

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

Overview

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is an aerospace company with operations in Melbourne, Florida and São José dos Campos, São Paulo. The Company is a former blank check company incorporated on November 19, 2020, under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Eve’s goal is to be a leading company in the urban air mobility ("UAM") market by taking a holistic approach to developing a UAM solution that includes: the design and production of electrical vertical take-off and landing vehicles (“eVTOLs”); a portfolio of maintenance and support services focused on Eve’s and third-party eVTOLs; services and operations solutions in collaboration with partners; and a new air traffic management system for eVTOLs, otherwise known as Urban Air Traffic Management (“UATM”) system designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. Eve’s mission is to bring affordable air transportation to all passengers, improve quality of life, unleash economic productivity, save passengers time and reduce global carbon emissions. Eve plans to leverage its strategic relationship with ERJ to de-risk and accelerate its development plans, while saving costs by utilizing ERJ’s extensive resources.

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

On September 1, 2022, concurrently with the execution of the United Subscription Agreement, the Company and United also entered into the Warrant Agreement, dated as of September 1, 2022, by and between the Company and United (the “United Warrant Agreement”), pursuant to which, at or promptly following the closing of the United Investment, the Company issued to United new warrants to acquire up to 2,722,536 shares of common stock, each with an exercise price of $0.01 per share, which were issuable upon (i) the issuance by the parties of a joint press release announcing the United Investment, (ii) the entry by the Company and an affiliate of United into a conditional purchase agreement for the sale and purchase of up to 400 eVTOLs and (iii) the agreement by the Company and United to establish a concept of operations for the use of the Company’s eVTOLs at one or more of United’s or its affiliates’ hub airports. All such new warrants were exercised by United on October 14, 2022, for $27,225.36. In addition, pursuant to the terms of the United Warrant Agreement, the Company has agreed to issue United additional new warrants to acquire up to an additional 2,722,536 shares of common stock, each with an exercise price of $0.01 per share, which are issuable upon the entry into (i) a binding agreement between United (or one of its affiliates) and the Company for the sale and purchase of up to 200 eVTOLs and (ii) certain eVTOL services and support agreements. None of these conditions were met as of March 31, 2023.

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

BNDES Loan Agreement

On January 23, 2023, EVE Soluções de Mobilidade Aérea Urbana, Ltda. (“Eve Brazil”), a Brazilian limited liability company and a wholly owned subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with BNDES, pursuant to which BNDES agreed to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490.00 million (approximately $96 million), to support the first phase of the development of the Company’s eVTOL project.

The first line of credit, in the amount of R$80.00 million (approximately $16 million), will be granted in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions and will be subject to an interest rate of 4.55% per year. The second line of credit, in the amount of R$410.00 million (approximately $80 million), will be granted in US Dollars, as adjusted on a daily basis by the US Dollars sale rate published by the Central Bank of Brazil as the “PTAX” rate and will be subject to an interest rate of 1.10% per year plus a fixed rate to be published by BNDES every 15 days in accordance with the Loan Agreement. Such credit lines shall be used by Eve Brazil within 36 months from the date of signing of the Loan Agreement (otherwise, BNDES may terminate the Loan Agreement) and any loans shall be paid by no later than February 15, 2035. In addition, Eve Brazil shall pay a one-time R$2.05 million (approximately $400,000) fee to BNDES, whether or not Eve Brazil ends up using any credit.

The Loan Agreement provides that the availability of such lines of credit is subject to BNDES’s rules and regulations and, in the case of the first line of credit, FNMC’s budget and, in the case of the second line of credit, BNDES’s financing program (which is subject to funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council). Additionally, the Loan Agreement provides that the borrowing of any amount under these lines of credit is subject to certain conditions, including, among others, the promulgation of a new law (which condition only applies to the first line of credit), the receipt by BNDES of a guarantee from an acceptable financial institution, absence of any facts that would have a material adverse effect on the economic or financial condition of Eve Brazil and approval of the project by the applicable environmental entities.

The Loan Agreement can be early terminated and payment of any outstanding amount can be accelerated by BNDES in certain events provided for in the Loan Agreement, including in the event of default by Eve Brazil that remains uncured for 30 days following receipt of written notice from BNDES.

Master Service Agreements

EVE UAM, LLC, a Delaware limited liability company (“Eve Sub”) has entered into the Master Service with ERJ and the Atech MSA with Atech (collectively, the "MSAs"), a Service Agreement with the Brazilian Subsidiary and the SSA with ERJ, EAH and the Brazilian Subsidiary. Pursuant to the MSAs with ERJ and Atech, each of ERJ and Atech, either directly or through their respective affiliates, will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG support, MRO planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and, at Eve’s option, future eVTOL manufacturing services. Eve expects to collaborate with ERJ and leverage ERJ’s expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs and establish operations. The services provided under the SSA include, among others, corporate and administrative services to Eve. In addition, Eve Sub has also entered into the Data Access Agreement with ERJ and the Brazilian subsidiary, pursuant to which, among other things, ERJ has agreed to provide the Brazilian Subsidiary with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to the Services Agreements.

The aforementioned Services Agreements continue to be in full force and effect. Further information about such agreements is set forth beginning on page 68 of our prospectus, dated January 18, 2023, filed on January 20, 2023, pursuant to Rule 424(b) under the Securities Act, relating to the Registration Statement on Form S-1/A, as amended (File No.333-265337) (the “Prospectus”), in the section entitled “Material Agreements”.

Key Factors Affecting Operating Results

For further discussion on the risks attendant to the Key Factors Affecting Operating Results, see the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.

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

Inflation and exchange rate variations have had and may continue to have, substantial effects on our financial condition and results of operations.

Inflation and exchange rate variations affect our monetary assets and liabilities denominated in Brazilian reais. The value of these assets and liabilities as expressed in US Dollars declines when the real devalues against the US Dollar and increases when the real appreciates. In periods of devaluation of the real, we report (i) a remeasurement loss on real-denominated monetary assets and (ii) a remeasurement gain on real-denominated monetary liabilities. For additional information on the effects of exchange rate variations on our financial condition and results of operations, see the section entitled “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

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

Competition

We believe that our primary sources of competition are focused UAM developers and established aerospace and automotive companies developing UAM businesses. In addition, we are likely to face competition in our specific business segments from fleet operators that do not partner with us, aviation companies that have built extensive aircraft service and support networks and potentially providers of Unmanned Traffic Management systems if those systems are enhanced to higher levels of safety to support manned flight operations. We expect the UAM industry to be dynamic and increasingly competitive; our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not fully realize the benefits we anticipate and we may not receive any competitive advantage or may be overcome by other competitors. If new companies or existing aerospace or automotive companies launch competing solutions in the markets in which we intend to operate and obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for UAM products and services, making it easier for them to obtain the permits and authorizations required to operate UAM services. In the event we do not capture a first mover advantage, or our current or future competitors overcome our advantages, our business, financial condition, operating results and prospects would be harmed.

Government Certification

We plan to obtain authorizations and certifications for our eVTOL with the ANAC, FAA and EASA initially and will seek certifications from other aviation authorities as necessary. We will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our related services. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. Should we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.

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

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell over 2,770 of our eVTOL aircraft and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding (MOUs) with more than 25 market-leading partners in segments spanning infrastructure, operations, platforms, utilities and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business-model and drive growth.

Fully-Integrated Business Model

Eve’s business model to serve as a fully-integrated eVTOL transportation solution provider is uncertain. Present projections indicate that payback periods on eVTOL aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our financial results are dependent on certifying and delivering eVTOL on time and at a cost that supports returns at prices that sufficient numbers of customers are willing to pay based on value arising from time and efficiency savings from utilizing eVTOL services. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, in general and our product design, in particular. Best efforts have been made to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. The success of our business also is dependent, in part, on the utilization rate of our aircraft and reductions in utilization will adversely impact our financial performance. Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, lightning, hail, known icing conditions and/or fog. Inability to operate safely in these conditions would reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at vertiports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events.

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

Operating Expenses

Research and Development  Expenses

Research and development activities represent a significant part of Eve’s business. Eve’s research and development efforts focus on the design and development of eVTOLs, the development of services and operations for its vehicles and those operated by third parties, as well as the development of a UATM software platform. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for the Eve’s employees focused on research and development activities and costs of consulting, equipment and materials, as well as other related costs, depreciation and amortization and an allocation of Eve’s general overhead, including rent, information technology costs and utilities. Eve expects research and development expenses to increase significantly as it increases staffing to support eVTOL aircraft engineering and software development, builds aircraft prototypes, progresses towards the launch of its first eVTOL aircraft and continues to explore and develop next generation aircraft and technologies.

Eve cannot determine with certainty the timing or duration of, or the completion costs of its eVTOL aircraft due to the inherently unpredictable nature of its research and development activities. Development timelines, the probability of success and development costs can differ materially from expectations.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related costs, (including salaries, bonuses, benefits and stock-based compensation) for employees associated with administrative services such as executive management, legal, human resources, information technology, accounting and finance. These expenses also include certain third-party consulting services, including business development, contractor and professional services fees, audit and compliance expenses, certain insurance costs, certain facilities costs and any corporate overhead costs not allocated to other expense categories, including allocated depreciation, rent, information technology costs and utilities. Selling, general and administrative expenses have increased in absolute dollars as Eve ramped up operations and became a public company, which is required to comply with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other rules and regulations. Eve has been incurring and will continue to incur additional costs for employees and third-party consulting services related to operating as a public company and to support Eve’s commercialization efforts.

New Warrants Expenses

Eve issued or agreed to issue new warrants to potential customers, financiers and suppliers. See more details in Note 11. The new warrants exercisable upon the closing of the transaction were recognized by Eve at their respective fair values on this date as an operating expense (since Eve has no current revenue or binding contracts in place).

Results of Operations

Comparison of Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022:

The following tables set forth statement of operations information for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$(21,528,338)	$(9,114,687)
Selling, general and administrative	(6,154,319)	(1,318,033)
Loss from operations	(27,682,657)	(10,432,720)
Change in fair value of derivative liabilities	(2,194,500)	-
Financial investment income	3,254,400	63,381
Other financial gain/(loss), net	1,024,490	359,331
Loss before income taxes	(25,598,267)	(10,010,008)
Income tax benefit/(expense)	(173,715)	-
Net loss	$(25,771,982)	$(10,010,008)
Net loss per share basic and diluted	$(0.09)	$(0.05)
Weighted-average number of shares outstanding – basic and diluted	275,494,021	220,000,000

	Y-o-Y Changes for the Three Months Ended March 31, 2023 vs March 31, 2022
	Changes in $	Changes in %
Operating expenses
Research and development	(12,413,651)	136%
Selling, general and administrative	(4,836,286)	367%
Loss from operations	(17,249,937)	165%
Change in fair value of derivative liabilities	(2,194,500)	100%
Financial investment income	3,191,019	5,035%
Other financial gain/(loss), net	665,159	185%
Loss before income taxes	(15,588,259)	156%
Income tax benefit/(expense)	(173,715)	100%
Net loss	(15,761,974)	157%

Research and development expenses

Research and development expenses increased by $12.41 million, from $9.11 million in the three months ended March 31, 2022, to $21.53 million in the three months ended March 31, 2023. This increase in research and development was primarily due to an increase in R&D’s team headcount, whose activities are mainly related to eVTOL and UATM development, as well as higher engineering expenses contemplated in MSA agreements with ERJ and Atech, mainly related to cost of supplies for the development of the prototype vehicle, a full scale model of Eve’s eVTOL, including batteries, motors, thermal management systems and propellers. Further, additional milestone payments and purchases of parts, equipment and supplies went to suppliers and outside contractors in connection with the continued development of the prototype vehicle. Lastly, Eve also started to incur development expenses related to its UATM system in 2021, which continued throughout 2022 and 2023.

Selling, general and administrative

Selling, general and administrative expenses increased $4.84 million, from $1.32 million in the three months ended March 31, 2022, to $6.15 million in the three months ended March 31, 2023. The increase in selling, general and administrative expenses was largely driven by an increase in Eve’s team, consulting services and marketing expenses as well as charges related to the Shared Service Agreement.

Financial investment income

Financial investment income increased from $0.06 million in the three months ended March 31, 2022, to $3.25 million in the three months ended March 31, 2023. Eve has invested its cash in short fixed-income instruments of low risk, mostly in US Dollar and high-quality financial institutions.

Other financial gain/(loss), net

Other financial gain/(loss), net of $0.36 million in the three months ended March 31, 2022, was also a gain of $1.02 million in the three months ended March 31, 2023. This gain was driven mainly by exchange rate variation.

Loss before income tax

As a result of the aforementioned factors, loss before taxes on income increased by $15.59 million, from a loss of $10.01 million in the three months ended March 31, 2022, to a loss of $25.60 million in the three months ended March 31, 2023.

Net Loss and comprehensive loss

As a consequence of the aforementioned factors, our consolidated net loss after taxes, increased by $15.76 million, from a loss of $10.01 million in the three months ended March 31, 2022, to a loss of $25.77 million in the three months ended March 31, 2023.

Liquidity and Capital Resources

Eve has incurred net losses since its inception and to date has not generated any revenue from the design, development, manufacturing, engineering and sale or distribution of electric aircraft. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of the Closing of the business combination with Zanite Acquisition Corp., Eve received net proceeds from the business combination and PIPE Investment of approximately $329.1 million.  As of March 31, 2023, Eve had cash of $11.84 million, investments in marketable securities of $199.12 million and a related party loan receivable of $83.64 million to EAH that results in total liquidity of $294.60 million, which is expected to be sufficient to fund its current operating plan for at least the next twelve months. On January 23, 2023, the Company secured two credit lines with BNDES for a total of R$490.00 million (approximately US$96 million, using the exchange rate on March 31, 2023), which adds to the Company’s total liquidity once they are drawn. In addition, Eve will receive the proceeds from any exercise of any warrants in cash, other than a cashless exercise effected in accordance with the terms of such warrants. For additional information, please see “Liquidity and Capital Resources” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.

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

Eve intends to continue to use the proceeds received from the Business Combination and the PIPE Investment primarily to fund its research and development activities and other personnel costs, which are our business’ principal uses of cash. In light of the significant number of redemptions that occurred during the business combination, the current trading price for shares of your common stock and the unlikelihood that we will receive significant proceeds from exercises of the warrants because of the disparity between the exercise price of the warrants and the current trading price of the common stock, these funds will likely not be sufficient to enable Eve to complete all necessary development of and commercially launch its eVTOL aircraft. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities and the timing and extent of spending to support development efforts. Until Eve generates sufficient operating cash flow to cover its operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, Eve expects to utilize a combination of equity and debt financing to fund any future capital needs. Currently, no decision has been made as to specific sources of additional funding and Eve may explore different potential funding opportunities including potential long-term debt finance lines with private and public banks, advances and pre-delivery down payments from customers as well as equity and convertible lines. Eve may be unable to raise additional funds when needed on favorable terms or at all. The sale of securities by selling securityholders pursuant to the Prospectus could result in a significant decline in the public trading price of the common stock and could further decrease the likelihood of raising additional funds successfully. If Eve raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If Eve raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

In the event that Eve requires additional financing but is unable to raise additional capital or generate cash flows necessary to continue its research and development and invest in continued innovation, Eve may not be able to compete successfully, which would harm its business, results of operations and financial condition. If adequate funds are not available, Eve may need to reconsider its expansion plans or limit its research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(19,891,123)	$(1,868,950)
Net cash (used in) provided by investing activities	(17,543,699)	-
Effect of exchange rate changes on cash and cash equivalents	125,952	-
Net increase (decrease) in cash and cash equivalents	$(37,308,870)	$(1,868,950)

Net Cash Generated (Used) by Operating Activities

2023 Compared with 2022

Net cash used in operating activities for the three months ended March 31, 2023, was $19.89 million versus net cash used of $1.87 million in the three months ended March 31, 2022, with the change resulting principally from an increase in research and development expenses in 2023, as compared to 2022, partially compensated by higher accounts payable to ERJ.

Net Cash Used in Investing Activities

2023 Compared with 2022

Net cash used in investing activities for the three months ended March 31, 2023, was $17.54 million compared to no use of net cash by investing activities in the three months ended March 31, 2022. The change results principally from the investment of proceeds from the business combination with Zanite Acquisition Corp. and from PIPE investments in interest-bearing marketable securities and a related party loan receivable of $83.64 million to Embraer Aircraft Holdings (EAH).

As of March 31, 2023, we had no outstanding debt on our balance sheet.

Off-Balance Sheet Arrangements

For additional information on off-balance sheet items as of March 31, 2023, please refer to Note 19.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities and the reported amounts of expenses during the reporting period. Eve’s estimates are based on our historical experience and on various other factors that Eve believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

The accounting policies and estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A in our 2022 Form 10-K/A.

Credit Risk

Financial instruments, which subjects Eve to concentrations of credit risk, consist primarily of cash, cash equivalents, financial investments, related party loan receivable and derivative financial instruments. Eve’s cash and cash equivalents and financial investments are held at major financial institutions located in the United States of America and Brazil. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250,000 per depositor per institution). Management believes the financial institutions that hold Eve’s cash and cash equivalents and financial investments are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents and financial investments.

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

We also take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

We will lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements upon the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our Common Stock that are held by non-affiliates to exceed $700 million as of the prior June 30th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interest rate CDI, applicable to our cash equivalent in Brazil, that was invested in Bank Deposit Certificates (“CDB”), (Applications issued by financial institutions in Brazil, immediately available for redemption). As of March 31, 2023, approximately 1.96% of our consolidated cash, cash equivalents and financial investments were indexed to the variation of the CDI rate.

The CDI rate is an average of interbank overnight rates in Brazil. The risk arises from the possibility of the Company incurring decrease on financial income of financial investment due fluctuations in Brazilian interest rate.

The interest rates of the lines of credit made available by BNDES are fixed which will not result in unexpected variability of the interest expenses.

Our investment policy is focused on the preservation of capital and supporting its liquidity needs. The Company’s policy for managing the risk of fluctuations in interest rates on financial investments is to maintain a system to measure market risk, which consists of an aggregate analysis of variety of risk factors that might affect the return of those investments.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains/losses are those denominated in Reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the real to the value of the US Dollar, may adversely affect us, mainly due to the factor that 2% of total assets and 15% of total liabilities are in reais.

The Brazilian currency has, during the last decades, experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. On March 31, 2023, the real depreciated against the US Dollar in comparison to March 31, 2022, reaching BRL5.0804 per US$1.00 as of March 31, 2023.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Control and Procedures

The Company’s management is responsible for maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required financial disclosure. Because of the inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to material weaknesses in our internal control over financial reporting, as previously discloded in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K/A for the year ended December 31, 2022, which have not been remediated as of March 31, 2023.

Notwithstanding the identified material weaknesses in internal control over financial reporting, our management performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated, in all material respects, in accordance with generally accepted principles in the United States of America.

Previously Reported Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in 9A “Controls and Procedures” of our Annual Report on Form 10-K/A for the year ended December 31, 2022, we have identified material weaknesses in our internal control over financial reporting. In particular:

•

We did not design and maintain effective controls to timely analyze, account for and disclose non-routine, unusual or complex transactions, as well as accrued expenses, share-based payments and properly disclose certain financial presentation matters.

•	We did not design and implement an effective risk assessment, information and communication processes.
•	We do not have sufficient personnel with qualifications and experience within our control environment to address complex accounting matters.
12

Management’s Remediation Plan

Our management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weaknesses. In order to address the material weaknesses in internal control over financial reporting described above, management, with direction from the Audit Committee, is in the process of developing and implementing remediation plans to address the control deficiencies that led to these material weaknesses, including the following actions that were taken in 2023:

•

We engaged outside consultants to assist in the design, implementation, documentation and remediation of internal controls that address the relevant risks and to assist us in the evaluation of our relevant accounting and operating systems, to enable us to improve our processes and controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Item 1A. Risk Factors.

Please refer to the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022. Any of those factors, or additional risk factors not presently known to us or that we currently deem immaterial, could result in a material adverse effect on our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2022).

3.2	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2022).
10.1*

Loan Agreement, dated as of January 23, 2023, by and between EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento Econômico e Social – BNDES (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023).

31.1	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act.
31.3	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable. ** Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVE HOLDING, INC.
Date: May 9, 2023	By:	/s/ Gerard J. DeMuro
Name: Gerard J. DeMuro Title: Co-Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ André Duarte Stein
Name: André Duarte Stein Title: Co-Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Eduardo Couto
Name: Eduardo Couto Title: Chief Financial Officer (Principal Financial and Accounting Officer)

