Form 10-Q
period 2023-06-30
Eve Holding, Inc.
filed 2023-08-08
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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

As of August 8, 2023, there were 269,163,921 shares of common stock, par value $0.001 per share, issued and outstanding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$33,591,771	$49,146,063
Financial investments	150,782,326	178,781,549
Related party receivables	313,762	203,712
Related party loan receivable	84,641,828	82,650,375
Other current assets	1,461,953	1,425,507
Total current assets	270,791,640	312,207,206
Property, plant & equipment, net	513,833	451,586
Right-of-use assets, net	550,129	216,636
Total assets	$271,855,602	$312,875,428
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,350,540	$2,097,097
Related party payables	17,733,475	12,625,243
Derivative financial instruments	12,541,425	3,562,500
Other payables	5,961,337	6,648,171
Total current liabilities	38,586,777	24,933,011
Other non-current payables	1,530,522	1,020,074
Total liabilities	40,117,299	25,953,085
Stockholders' Equity
Common stock, $0.001 par value	269,164	269,094
Additional paid-in capital	505,659,469	503,661,571
Accumulated deficit	(274,190,330)	(217,008,322)
Total stockholders' equity	231,738,303	286,922,343
Total liabilities and stockholders' equity	$271,855,602	$312,875,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$21,821,255	$10,417,278	$43,349,593	$19,531,965
Selling, general and administrative	6,633,106	15,728,933	12,787,425	17,046,966
New Warrants expenses	-	87,352,000	-	87,352,000
Loss from operations	(28,454,361)	(113,498,211)	(56,137,018)	(123,930,931)
Change in fair value of derivative liabilities	(6,784,425)	5,842,500	(8,978,925)	5,842,500
Financial investment income	2,982,448	824,567	6,236,848	887,948
Other financial gain/(loss), net	1,149,332	(260,713)	2,173,822	98,618
Loss before income taxes	(31,107,006)	(107,091,857)	(56,705,273)	(117,101,865)
Income tax expense	(303,020)	(129,708)	(476,735)	(129,708)
Net loss	$(31,410,026)	$(107,221,565)	$(57,182,008)	$(117,231,573)
Net loss per share basic and diluted	$(0.11)	$(0.43)	$(0.21)	$(0.50)
Weighted-average number of shares outstanding – basic and diluted	275,632,354	248,989,790	275,563,187	234,574,977

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

F-2

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(31,410,026)	$(107,221,565)	$(57,182,008)	$(117,231,573)
Total comprehensive loss	$(31,410,026)	$(107,221,565)	$(57,182,008)	$(117,231,573)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2021	220,000,000	$220,000	$53,489,579	$(42,977,964)	$(32,226)	$10,699,389
Separation-related adjustment	-	-	(707,846)	-	32,226	(675,620)
Balance as of January 1, 2022	220,000,000	$220,000	$52,781,733	$(42,977,964)	$-	$10,023,769
Net loss	-	-	-	(10,010,008)	-	(10,010,008)
Contributions from Parent	-	-	732,776	-	-	732,776
Balance as of March 31, 2022	220,000,000	$220,000	$53,514,509	$(52,987,972)	$-	$746,537
Net loss	-	-	-	(107,221,565)	-	(107,221,565)
Reclassification of Public Warrants from liability to equity	-	-	10,580,000	-	-	10,580,000
Issuance of fully vested New Warrants	-	-	87,352,000	-	-	87,352,000
Issuance of common stock upon reverse recapitalization, net of fees	43,392,132	43,392	315,283,325	-	-	315,326,717
Share-based compensation and issuance of stock	140,000	140	1,935,848	-	-	1,935,988
Exercise of warrants held by PIPE investor	800,000	800	7,200	-	-	8,000
Share-based payment with non-employees	-	-	1,028,182	-	-	1,028,182
Contributions from Parent	-	-	(2,105,409)	-	-	(2,105,409)
Balance as of June 30, 2022	264,332,132	$264,332	$467,595,655	$(160,209,537)	$-	$307,650,450

Balance as of December 31, 2022	269,094,021	$269,094	$503,661,571	$(217,008,322)	$-	$286,922,343
Net loss	-	-	-	(25,771,982)	-	(25,771,982)
Share-based compensation	-	-	867,893	-	-	867,893
Share-based payment with non-employees	-	-	480,000	-	-	480,000
Balance as of March 31, 2023	269,094,021	$269,094	$505,009,464	$(242,780,304)	$-	$262,498,254
Net loss	-	-	-	(31,410,026)	-	(31,410,026)
Share-based compensation and issuance of stock	69,900	70	650,005	-	-	650,075
Balance as of June 30, 2023	269,163,921	$269,164	$505,659,469	$(274,190,330)	$-	$231,738,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(57,182,008)	$(117,231,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and loss on disposal of property	103,133	-
Non-cash lease expenses	33,710	-
Unrealized gain on exchange rate translation	(335,838)	(136,644)
Share-based compensation	1,805,122	1,935,988
Warrant expenses	480,000	88,380,182
Change in fair value of derivative financial instruments	8,978,925	(5,842,500)
Changes in operating assets and liabilities:
Accrued interest on financial investments, net	(4,000,777)	(464,652)
Accrued interest on related party loan receivable	(1,991,453)	-
Other assets	20,407	6,098,874
Related party receivables	(109,329)	(36,943)
Accounts payable	201,622	2,623,858
Related party payables	5,074,539	1,094,121
Other payables	(681,889)	1,725,014
Net cash used by operating activities	(47,603,836)	(21,854,275)
Cash flows from investing activities:
Redemptions of financial investments	57,500,000	-
Purchases of financial investments	(25,500,000)	(154,000,000)
Expenditures for property, plant and equipment	(165,380)	-
Net cash provided (used) by investing activities	31,834,620	(154,000,000)
Cash flows from financing activities:
Tax withholding on share-based compensation	(287,154)	-
Capital contribution net of transaction costs reimbursed to Zanite	-	354,830,252
Transaction Costs reimbursed to parent	-	(15,754,066)
Distribution to parent, net	-	(1,372,633)
Net cash provided (used) by financing activities	(287,154)	337,703,553
Effect of exchange rate changes on cash and cash equivalents	502,078	90,753
Decrease in cash and cash equivalents	(15,554,292)	161,940,031
Cash and cash equivalents at the beginning of the period	49,146,063	14,376,523
Cash and cash equivalents at the end of the period	$33,591,771	$176,316,554
Supplemental disclosure of cash information
Cash paid for:
Income tax paid	$387,893	$-
Supplemental disclosure of other non-cash investing and financing activities
Recognition of right-of-use assets and operating lease liabilities	$359,516	$-
Issuance of common stock for vested RSUs	$954,000	$1,584,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Organization and Nature of Business

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve,” “Eve Holding,” the “Company,” “we,” “us,” or “our”), is an aerospace company that is dedicated to accelerating the urban air mobility (“UAM”) ecosystem. Benefitting from a startup mindset and with a singular focus, Eve is taking a holistic approach to progressing the UAM ecosystem with an advanced electric vertical take-off and landing (“eVTOL”) project, a comprehensive global services and support network, and a unique air traffic management solution. The Company is organized in Delaware with operations in Melbourne, Florida and São Paulo, Brazil.

The Company is a former blank check company incorporated on November 19, 2020, under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

Business Combination

On December 21, 2021, Zanite entered into a Business Combination Agreement (the “BCA”), with Embraer S.A., a Brazilian corporation (“sociedade anonima”) (“ERJ”), Embraer Aircraft Holding, Inc., a Delaware corporation (“EAH”) wholly owned by ERJ, and EVE UAM, LLC, a Delaware limited liability company (“Eve Sub”), a former subsidiary of EAH, that was formed for purposes of conducting the UAM business.  For transactions beyond the Business Combination (as defined below) and initial financing, ERJ and EAH are collectively referred to as “Embraer.”

On May 9, 2022, the closing (the “Closing”) of the transactions contemplated by the BCA occurred (“Business Combination”).  Pursuant to the BCA, Zanite issued 220,000,000 shares of Class A common stock to EAH in exchange for all of the issued and outstanding limited liability company interests of Eve Sub (the “Equity Exchange”). As a result, Eve Sub became a wholly owned subsidiary of Zanite, which changed its name to “Eve Holding, Inc.”

Financing

On December 21, 2021, December 24, 2021, March 9, 2022, March 16, 2022, and April 4, 2022, in connection with the Business Combination, Zanite entered into subscription agreements or amendments thereto (as amended from time to time, the “Subscription Agreements”) with certain investors, including certain strategic investors and/or investors with existing relationships with ERJ (the “Strategic Investors”), Zanite Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and EAH (collectively, the “PIPE Investors”), pursuant to which and on the terms and subject to the conditions of which, Zanite agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to the Closing, an aggregate of 35,730,000 shares of Class A common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $357,300,000, which included the commitment of the Sponsor to purchase 2,500,000 shares of Class A common stock for a purchase price of $25,000,000 and the commitment of EAH to purchase 18,500,000 shares of Class A common stock for a purchase price of $185,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.  Upon Closing, all shares of Zanite Class A and Class B common stock were converted into, on a one-for-one basis, shares of common stock of Eve Holding.

Accounting Treatment of the Business Combination

The Business Combination was accounted for as a reverse recapitalization, equivalent to the issuance of shares by Eve Sub for the net monetary assets of Zanite accompanied by a recapitalization. Accordingly, the consolidated assets, liabilities, and results of operations of Eve Sub became the historical financial statements of the Company. The assets, liabilities, and results of operations of Zanite were consolidated with Eve Sub beginning on the Closing date. For accounting purposes, these financial statements of the Company represent a continuation of the financial statements of Eve Sub. The net assets of Zanite were recorded at historical costs with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are presented as those of Eve Sub.

Both Embraer and Zanite’s sponsors incurred costs in connection with the business combination (“Transaction Costs”). The Transaction Costs that were determined to be directly attributable and incremental to the Company, and as the primary beneficiary of these expenses, were deferred and recorded as other assets in the balance sheet until the Closing. Such costs were subsequently recorded either as an expense of the Business Combination or a reduction of cash contributed with a corresponding reduction of additional paid-in capital if they were attributable to one or multiple sub-transactions of the Business Combination.

As a result of the Closing, EAH did not lose control over Eve Sub because EAH held approximately 90% of Eve Holding’s shares immediately after the Closing. Therefore, the transaction did not result in a change in control that would otherwise necessitate business combination accounting.

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements included in this report reflect (i) the historical operating results of Eve Sub prior to the Business Combination on May 9, 2022, prepared on a carve-out basis, (ii) the combined results of Eve Sub and Zanite following the Closing, (iii) the assets and liabilities of Eve Sub at their historical cost, and (iv) the Company’s retroactive recast of the equity structure recapitalization including EPS for all periods presented.

Until the Closing date on May 9, 2022, the condensed consolidated financial statements of Eve Sub reflect the assets, liabilities and expenses that management determined to be specifically attributable to Eve Sub, as well as allocations of certain corporate level assets, liabilities and expenses, deemed necessary to fairly present the financial position, results of operations and cash flows of Eve, as discussed further below. Management believes that the assumptions used as basis for the allocations of expenses, direct and indirect, as well as assets and liabilities in the condensed consolidated financial statements are reasonable. However, these allocations may not be indicative of the actual amounts that would have been recorded had Eve operated as an independent, publicly traded company for the periods presented.

The accompanying condensed consolidated financial statements are presented in US Dollars, unless otherwise noted, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities Exchange Commission (“SEC”) for interim financial reporting.

Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited condensed consolidated financial statements herein should be read in conjunction with our audited consolidated financial statements and notes thereto included within our most recent Annual Report on Form 10-K/A. These unaudited condensed consolidated financial statements reflect, in the opinion of Management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions were eliminated in consolidation. Certain columns and rows may not add due to rounding.
Note 2 – Summary of Significant Accounting Policies

The information presented under Debt updates our Significant Accounting Policies information presented in our 2022 Form 10-K/A to reflect the debt agreement Eve entered into during the six months ended June 30, 2023.

Change in Carve-Out Methodology

Prior to the separation from Embraer, Eve Sub has historically operated as part of Embraer and not as a standalone company. Therefore, a carve-out methodology was necessary to prepare historical financial statements since Eve Sub’s inception in 2017 until the Closing on May 9, 2022. For reporting periods prior to and for the year ended December 31, 2021, the management approach was used as the carve-out methodology. The management approach takes into consideration the assets that were being transferred to determine the most appropriate financial statement presentation. A management approach may also be appropriate when a parent entity needs to prepare financial statements for the sale of a legal entity, but prior to divestiture, certain significant operations of the legal entity are contributed to the parent in a common control transaction.

The Master Service Agreement (“MSA”) and Shared Service Agreement (“SSA”) were executed on December 14, 2021. Beginning January 1, 2022, Embraer started charging Eve Sub for most of the expenses Eve Sub previously carved out. Refer to Note 5 – Related Party Transactions for information regarding these agreements. On the Closing date, Embraer concluded that all relevant assets and liabilities were contributed to Eve Sub. Based on the direct charges under the MSA and SSA and the transfer of assets and liabilities to Eve Sub, the Company determined it to be appropriate to change the carve-out methodology to the legal entity approach.  The legal entity approach is often appropriate in circumstances when the transaction structure is aligned with the legal entity structure of the divested entity.  The Company applied the legal entity approach beginning January 1, 2022 until the Closing date May 9, 2022. For activity after the Closing date, no carve-out adjustments were necessary in preparation of Eve’s condensed consolidated financial statements.

The Company has recorded the impacts of the change in carve-out methodology from the management approach to the legal entity approach  as adjustments (“Separation-Related Adjustments”) to the January 1, 2022 beginning balance sheet and not as a period activity attributable to the twelve month period ended December 31, 2022. The January 1, 2022 beginning balance sheet adjustments from the December 31, 2021 balances were as follows:

Separation-related Adjustments

	December 31,	Separation-Related	January 1,
	2021	Adjustments	2022
ASSETS
Current assets:
Cash and equivalents	$14,376,523	$(8)	$14,376,515
Related party receivables	220,000	-	220,000
Other current assets	6,274,397	(8,567)	6,265,830
Total current assets	20,870,920	(8,575)	20,862,345
Capitalized software, net	699,753	(699,753)	-
Total assets	$21,570,673	$(708,328)	$20,862,345
LIABILITIES AND NET PARENT EQUITY
Current liabilities:
Accounts payable	877,641	(718,232)	159,409
Related party payables	8,642,340	1,110,032	9,752,372
Derivative financial instruments	32,226	(32,226)	-
Other payables	616,156	(94,361)	521,795
Total current liabilities	10,168,363	265,213	10,433,576
Other non-current payables	702,921	(297,921)	405,000
Total liabilities	10,871,284	(32,708)	10,838,576
Net parent equity:
Net parent investment	10,731,615	(707,846)	10,023,769
Accumulated other comprehensive loss	(32,226)	32,226	-
Total net parent equity	10,699,389	(675,620)	10,023,769
Total liabilities and net parent equity	$21,570,673	$(708,328)	$20,862,345

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Functional and Reporting Currency

Management has concluded that the US Dollar (“US Dollars,” “USD,” or “$”) is the functional and reporting currency of Eve. The balances and transactions of Eve Soluções de Mobilidade Aérea Urbana Ltda. ("Eve Brazil"), a direct wholly owned subsidiary of Eve based in Brazil, that were recorded in a Brazilian reais (“BRL” or “R$”) have been translated into the functional currency (USD) before being presented in the condensed consolidated financial statements.

Foreign currency gains and losses are related to transactions with suppliers recognized in USD, but settled in BRL. The financial impact is recognized in “Other financial gain/(loss), net” within the condensed consolidated statements of operations.

Prior Period Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. Exchange rate effects due to translation were reclassified from line items within “Changes in operating assets and liabilities” to “Unrealized gain on exchange rate translation” and “Effect of exchange rate changes on cash and cash equivalents” within the condensed consolidated statements of cash flows.

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

Debt

On January 23, 2023, Eve entered into a line of credit agreement. Any debt or borrowings from banks with an original maturity date falling within twelve months will be classified within current liabilities, as well as the current portion of any long-term debt. Debt or borrowings from banks with maturity dates greater than twelve months (long-term debt) will be classified within non-current liabilities, net of any current portion. Refer to Note 7 for additional information.

New Accounting Pronouncements Not Yet Adopted

There are no recent accounting pronouncements pending adoption that the Company expects will have a material impact on our condensed consolidated financial statements and related disclosures.

Note 3 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Bank Deposit Certificates (“CDB’s”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less.  Balances consisted of the following:

	June 30,	December 31,
	2023	2022
Cash	$23,392,996	$14,446,534
CDBs	5,185,486	4,483,260
Fixed deposits	5,013,289	30,216,269
Total	$33,591,771	$49,146,063

Note 4 – Financial Investments

Held to maturity (“HTM”) investments are recorded in the Condensed Consolidated Balance Sheets at amortized cost. These investments include time deposits with original maturities of one year or less, but greater than 90 days.

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$150,782,326	$-	$(603,760)	$150,178,566

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$178,781,549	$-	$(1,127,925)	$177,653,624

No allowance for credit losses were recognized as of June 30, 2023 and December 31, 2022.

Note 5 – Related Party Transactions

Relationship with Embraer

Prior to the Closing of the transaction with Zanite, Eve Sub was managed, operated, and funded by Embraer. Accordingly, certain shared costs have been allocated to Eve and reflected as expenses in Eve's stand-alone condensed consolidated financial statements. In December 2021, Embraer started charging research and development (“R&D”) and general and administrative (“G&A”) expenses to Eve through the Master Service Agreement (“MSA”) and Shared Service Agreement (“SSA”), respectively. The expenses reflected in the condensed consolidated financial statements may not be indicative of expenses that will be incurred by Eve in the future.

Corporate Costs  Embraer incurs corporate costs for services provided to Eve. These costs include, but are not limited to, expenses for information systems, accounting, treasury, purchasing, human resources, legal, and facilities. These costs benefit Eve, but are not covered under the MSA or SSA.  The corporate costs are allocated to the “Research and development” and “Selling, general and administrative” line items of the condensed consolidated statements of operations as appropriate.

Transaction Costs  During the six months period ended June 30, 2022, Embraer paid for Transaction Costs attributable to Eve Sub. The Transaction Costs comprise, but were not limited to, costs associated with legal, finance, consulting, and auditing services with the objective to effectuate the transaction with Zanite, as described in Note 1. Expenses directly related to the anticipated closing of the transaction with Zanite were capitalized and the remaining expenses were charged to the statement of operations as SG&A expenses.

Master Service Agreement and Shared Service Agreement  In connection with the transfer of the assets and liabilities of the UAM business to Eve Sub, Embraer and Eve Sub entered into the MSA and SSA on December 14, 2021. The initial terms for the MSA and SSA are 15 years. The MSA can be automatically renewed for additional successive one-year periods. The MSA established a fee so that Eve may have access to Embraer’s R&D and engineering department structure, as well as, at Eve’s option, the ability to access manufacturing facilities in the future. The SSA established a cost overhead pool to be allocated, excluding any margin, so that Eve may be provided with access to certain of Embraer’s administrative services and facilities such as shared service centers. In addition, on December 14, 2021, Eve Sub entered into a MSA with Atech Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) (“Atech”) and wholly owned subsidiary of Embraer, for an initial term of 15 years (the “Atech MSA”). Fees under the Atech MSA are charged to Eve for services related to Air Traffic Management, defense systems, simulation systems, engineering, and consulting services.

Fees and expenses in connection with the MSA are set to be payable within 45 days after receipt of the invoice by Eve together with documentation supporting the fees and expenses. Costs and expenses incurred in connection with the provision of shared services to Eve pursuant to the SSA are set to be payable within 45 days of receipt by Eve. Services provided under the MSA and SSA are recognized in Related party payables within the condensed consolidated balance sheets.

Related Party Receivables and Payables  Certain employees have transferred from Embraer to Eve. On the transfer date of each employee, all payroll related accruals for the employee are transferred to Eve.  Embraer is responsible for payroll related costs prior to the transfer date. Eve recognizes a related party receivable from Embraer for payroll costs incurred prior to the transfer date. Additionally, Embraer transferred certain liabilities related to the Eve business, which led to the recognition of a receivable from EAH. This receivable balance is decreased when Embraer pays for corporate expenses (e.g., health insurance) on behalf of Eve.

Royalty-Free Licenses  Under the MSA and SSA, Eve has a royalty-free license to access Embraer’s intellectual property to be used within the UAM market.

Leases  Eve enters into agreements with Embraer to lease corporate office space and other facilities.  Refer to Note 17.

Related Party Loan  On August 1, 2022, the Company entered into a loan agreement (the “Loan Agreement”) with EAH, a wholly owned U.S. subsidiary of Embraer, in order to efficiently manage the Company’s cash at a rate of return that is favorable to the Company. Pursuant to the Loan Agreement, the Company agreed to lend to Embraer an aggregate principal amount of up to $81,000,000 at an interest rate of 4.89% per annum. All unpaid principal and any accrued and unpaid interest thereon, shall be due and payable on August 1, 2023. The date may be extended upon mutual written agreement by the Company and Embraer. Any outstanding principal amount under the Loan Agreement may be prepaid at any time, in whole or in part, by EAH at its election and without penalty. The Company may request full or partial prepayment of any outstanding principal amount under the Loan Agreement at any time.

The following table summarizes the related party expenses for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$17,272,278	$8,576,919	$32,408,255	$16,228,568
Selling, general and administrative	973,156	6,632,200	1,492,701	7,745,679
Total	$18,245,434	$15,209,119	$33,900,956	$23,974,247

Note 6 – Other Balance Sheet Components

Other Current Assets

Other current assets are comprised of the following:

	June 30,	December 31,
	2023	2022
Prepaid Directors & Officers insurance	$1,166,293	$1,292,317
Advances to employees	229,200	74,064
Income tax advance payments (i)	46,603	34,642
Other assets	19,857	24,484
Total	$1,461,953	$1,425,507

(i) Refers to federal withholding taxes and recoverable income taxes.
Property Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Development mockup	$418,722	$418,722
Leasehold improvement	165,380	-
Construction in progress ("CIP")	-	44,375
Computer hardware	13,368	13,368
Total property, plant and equipment	$597,470	$476,465
Less: Accumulated depreciation	(83,637)	(24,879)
Total property, plant and equipment, net	$513,833	$451,586

The mockup was built to simulate the operation, design, interior space, and cabin layout of our eVTOL. Depreciation expense for the three months ended June 30, 2023 and 2022 was $36,709 and $0, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $58,759 and $0, respectively. During the three month period ended June 30, 2023, the Company derecognized CIP assets associated with the terminated lease described in Note 17. The expense is recognized in the "Selling, general and administrative" line of the condensed consolidated statement of operations.

Other Payables

Other Payables are comprised of the following items:

	June 30,	December 31,
	2023	2022
Payroll accruals	$3,478,351	$4,075,660
Accrued expenses	2,304,112	2,491,847
Advances from customers (i)	1,050,000	800,000
Other payable	546,014	300,738
Income tax payable	113,382	-
Total	$7,491,859	$7,668,245
Current portion	$5,961,337	$6,648,171
Non-current portion	$1,530,522	$1,020,074

(i) Refers to advances from customers who have signed non-binding Letters of Intent to purchase eVTOLs.

Note 7 – Debt

On January 23, 2023, Eve Brazil entered into a loan agreement (the “BNDES Loan Agreement”) with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES agreed to grant two lines of credit to Eve Brazil with an aggregate amount of R$490 million (approximately $102 million), to support the first phase of the development of the Company’s eVTOL project. All USD approximations use foreign currency exchange rate data as of June 30, 2023.

The first line of credit (“Sub-credit A”), in the amount of R$80 million (approximately $17 million), will be granted in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions, and will be subject to an interest rate of 4.55% per year. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second line of credit (“Sub-credit B”), in the amount of R$410 million (approximately $86 million), will be granted in US Dollar, as adjusted on a daily basis by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate, and will be subject to an interest rate of 1.10% per year plus a fixed rate to be published by BNDES every 15 days in accordance with the BNDES Loan Agreement. Sub-credit B has maturity dates on a quarterly basis from May 2027 through February 2035. Such credit lines shall be used by Eve Brazil within 36 months from the date of signing of the BNDES Loan Agreement. Otherwise, BNDES may terminate the BNDES Loan Agreement and any loans shall be paid by no later than February 15, 2035. In addition, Eve Brazil shall pay a one-time R$2 million (approximately $428,000) fee to BNDES, whether or not Eve Brazil ends up using any credit.

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

As of June 30, 2023, Eve has not drawn from the lines of credit.

Note 8 – Derivative Financial Instruments

During the second quarter of 2022, Eve began to consolidate Zanite’s assets and liabilities, which included derivative financial instruments related to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the fair value of liability related to these derivative financial instruments was $12,541,425 and $3,562,500, respectively. The increase in the fair value of the liability was recognized as expense within the “Change in fair value of derivative liabilities” line in the condensed consolidated statement of operations.  Refer to Note 9 and 11 for additional information.

Note 9 – Fair Value Measurement

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

The Company classifies its Private Placement Warrants as Level 2 because they are valued using observable, unadjusted quoted prices in active markets for similar liabilities, the Company’s Public Warrants, which have similar key terms. Refer to Note 8 and 11 for additional information.

During the three and six months ended June 30, 2023 and 2022, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

	June 30,	December 31,
	2023	2022
	Level 2	Level 2
Liabilities
Private Placement Warrants	$(12,541,425)	$(3,562,500)

The position and changes in fair value of the Private Placement Warrants for the period ended June 30, 2023 were as follows:
Private Placement Warrants
Balance as of December 31, 2022	$3,562,500
Change in fair value	8,978,925
Balance as of June 30, 2023	$12,541,425

The Public Warrants were previously classified as liabilities.  On the Closing date of May 9, 2022, the Public Warrants were remeasured at fair value and reclassified to equity.  Refer to Note 11 for additional information.

Note 10 – Stockholders’ Equity

The Company’s common stock and warrants trade on the NYSE under the symbols “EVEX” and “EVEXW”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 269,163,921 and 269,094,021 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. The Company has retroactively adjusted the shares issued and outstanding prior to May 9, 2022, to give effect to the exchange ratio.

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.  Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through June 30, 2023, and the Company does not expect to pay dividends in the foreseeable future.

The Company had reserved common stock for future issuance as follows:

2022 Stock Incentive Plan	16,562,821
Shares underlying Private Placement Warrants	14,250,000
Shares underlying Public Warrants	11,500,000
Shares underlying New Warrants	37,572,536

Preferred stock may be issued at the discretion of the Company's Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of June 30, 2023 and December 31, 2022, there was no preferred stock issued and outstanding.

In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets, or winding-up, subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of the Company’s common stock will be entitled to receive an equal amount per share of all of our assets of whatever kind available for distribution to stockholders, after the rights of the holders of any preferred stock have been satisfied, if any.
Note 11 – Common Stock Warrants

Before the Closing, Zanite had issued 11,500,000 redeemable warrants included in the units sold in the initial public offering (the "Public Warrants") and 14,250,000 redeemable warrants in private placements (the "Private Placement Warrants"). The exercise period of the Public and Private Placement Warrants started 30 days after the Closing and will terminate on the earlier of five years after the Closing date, the date fixed by the Company to redeem all of the warrants, or the liquidation of the Company.

Warrants Classified as Equity

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

Upon the Closing, all shares of Zanite Class A and Class B common stock were converted into, on a one-for-one basis, shares of common stock of Eve. As such, in a hypothetical change-in-control scenario, all holders of the stock would receive cash. Additionally, the Public Warrants are indexed to the Company’s own stock. Thus, at the Closing, the Public Warrants valued at $10,580,000 were reclassified from liability to equity.

New Warrants

The Company has entered into warrant agreements with certain strategic private investment in public equity investors ("Strategic PIPE Investors"), including United, pursuant to which and subject to the terms and conditions of each applicable warrant agreement. The Company has issued or has agreed to issue to the Strategic PIPE Investors warrants (the "New Warrants") to purchase an aggregate amount of (i) 24,095,072 shares of common stock with an exercise price of $0.01 per share ("Penny Warrants"), (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share, and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share. Warrants with exercise prices of $15.00 and $11.50 per share are defined as Market Warrants.

Because the cash received for the common stock and New Warrants is significantly different from their fair value, Management considers such warrants to have been issued other than at fair market value. Accordingly, such warrants represent units of account separate from the shares of common stock that were issued to the Strategic PIPE Investors in connection with their respective PIPE Investments and therefore require separate accounting treatment.

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

 The New Warrants were recognized, measured, and classified by the Company as follows:

(a) Potential lender/financier: Market Warrants were issued to potential lender/financier counterparties at Closing, vested immediately, and do not contain exercise contingencies. These warrants were determined to be within the scope of ASC 815, Derivatives and Hedging, and equity-classified. Fair value was measured at the issuance date and recognized as New Warrants expense. As long as these warrants continue to be classified as equity, subsequent fair value remeasurement is not required.

(b) Potential customers: Market and Penny Warrants issued or issuable to potential customers of Eve were determined to be within the scope of ASC 718, Compensation-Stock Compensation, for classification and measurement and ASC 606, Revenue from Contracts with Customers, for recognition. In accordance with ASC 718, these warrants were determined to be equity-classified. The Penny Warrants can be separated into two categories: (i) contingently issuable warrants (the “Contingent Warrants”) and (ii) warrants that immediately vested upon Closing (“Vested Warrants”). The Contingent Warrants are measured at fair value on the grant date and will be recognized as variable consideration (a reduction of revenue) under ASC 606 when and if there are related revenue transactions or as New Warrants expense if there are not yet related revenue transactions. The Vested Warrants were accounted for akin to a non-refundable upfront payment to a potential customer and were recognized as New Warrants expense as Eve has no current revenue or binding contracts in place. Market Warrants issued at Closing to potential customers vested immediately and have no contingencies.

(c) Potential suppliers: Penny Warrants issued or issuable to potential suppliers of Eve, which are subject to the satisfaction of certain specified conditions, are accounted for as non-employee awards under ASC 718 and were determined to be equity-classified. The fair value of these warrants will be recognized as expense as products and/or services are received from the suppliers as if Eve paid cash for the respective transactions.

The New Warrants were measured at fair value on the grant date (May 9, 2022), except for cases where there has been a modification, where fair value is remeasured on the modification date. The fair value of Penny Warrants were calculated by subtracting $0.01 from Eve’s share price on the grant date. Market Warrants with an exercise price of $11.50 were estimated using the publicly traded Public Warrants as the terms are similar. The Company used a modified Black-Scholes model to value the Market Warrants with an exercise price of $15.00. The valuation model utilizes management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

The following table summarizes the Black-Scholes model inputs and assumptions:

May 9,
Market Warrants with exercise price of $15.00	2022
Share Price (S0)	$11.32
Maturity Date	12/31/2025
Time (T) - Years	3.63
Strike Price (X)	$15.00
Risk-free Rate (r)	2.85%
Volatility (σ)	7.93%
Dividend Yield (q)	0.00%
Warrant Value	$0.11

Forfeitures of New Warrants within the scope of ASC 718, granted to non-employees, are estimated by the Company and reviewed when circumstances change.

Warrants Classified as Liabilities

Private Placement Warrants

Each Private Placement Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to conditions as defined in the Warrant Agreement.  The Private Placement Warrants have similar terms as the Public Warrants, except for the $0.01 cash redemption feature.  However, in the event a Private Placement Warrant is transferred to a third-party not affiliated with the Sponsor (referred to as a non-permitted transferee), the warrant becomes a Public Warrant and is subject to the $0.01 cash redemption feature. If this occurs, the calculation changes for the settlement amount of the Private Placement Warrants. Since the settlement amount depends solely on who holds the instrument, which is not an input to the fair value of a fixed-for-fixed option or forward on equity shares, the Private Placement Warrants are classified as a liability.

Note 12 – Share-based Payments

On May 5, 2023, the Company granted 358,990 restricted stock units (“RSUs”) to executives and eligible employees under the 2022 Stock Incentive Plan ("the Plan"). These RSUs had a grant date fair value of $7.41 per unit. The RSUs granted this quarter under the Plan will generally vest and settle in common stock (on a one-for-one basis) one to three years after the grant date. Awards with a one-year vesting periods contain performance conditions.  Annually, the Board of Directors determine the vesting conditions for the awards granted, subject to the conditions established in the Plan.

Note 13 – Earnings Per Share

Basic and diluted earnings per common share are computed by dividing net income/(loss) for the period by the weighted average number of shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(31,410,026)	$(107,221,565)	$(57,182,008)	$(117,231,573)
Weighted-average shares outstanding - basic and diluted	275,632,354	248,989,790	275,563,187	234,574,977
Net loss per share basic and diluted	$(0.11)	$(0.43)	$(0.21)	$(0.50)

For the three months ended June 30, 2023 and 2022, the basic and diluted weighted-average shares outstanding included penny warrants not yet exercised of 6,600,000 and 6,400,000, respectively. For the six months ended June 30, 2023 and 2022, the basic and diluted weighted-average shares outstanding included penny warrants not yet exercised of 6,600,000 and 6,400,000 respectively.

The following table presents the number of shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	June 30,
	2023	2022
Unvested restricted stock units	1,133,095	427,235
Penny warrants subject to unmet contingencies	13,972,536	11,450,000
Warrants "out of the money"	42,750,000	42,750,000
Total	57,855,631	54,627,235

Note 14 – Research and Development

Research and development expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Outsourced service (i)	$20,063,536	$8,812,089	$39,500,865	$16,957,952
Payroll costs	1,662,937	1,554,360	3,698,721	2,310,728
Other expenses	94,782	50,829	150,007	263,285
Total	$21,821,255	$10,417,278	$43,349,593	$19,531,965

(i) For the three months ended June 30, 2023 and 2022, $17,233,228 and $8,329,134 and for the six months ended June 30, 2023 and 2022 $32,322,056 and $15,665,298, were charged under the MSA contract, respectively. Refer to Note 5 for additional information regarding the MSA.

Note 15 – Selling, General and Administrative

Selling, general and administrative expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Payroll costs	$2,409,072	$3,827,517	$5,127,169	$4,367,982
Outsourced service (i)	3,005,907	4,405,078	5,115,742	4,624,952
Director & Officers insurance	557,404	646,158	1,559,815	646,158
Other expenses	517,742	1,014,610	758,495	1,042,192
Travel & entertainment	142,981	154,203	226,204	175,048
Transaction Costs	-	5,681,367	-	6,190,634
Total	$6,633,106	$15,728,933	$12,787,425	$17,046,966

(i) For the three months ended June 30, 2023 and 2022, $237,583 and $163,649 and for the six months ended June 30, 2023 and 2022, $600,158 and $291,708 were charged under the SSA contract, respectively. Refer to Note 5 for additional information regarding the SSA.

Note 16 – Income Taxes

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

The tax loss carryforwards and valuation allowances reflected in the condensed consolidated financial statements are based on a hypothetical stand-alone income tax return basis and may not exist in the ERJ and EAH consolidated financial statements.

Our consolidated effective income tax rate was (0.8)% and (0.1)% for the three months ended June 30, 2023, and 2022, respectively. For the six months ended June 30, 2023, Eve has recognized a current income tax expense of $476,735 due to a year-to-date income in the Brazilian jurisdiction. The tax rate for 2023 is primarily driven by a full valuation allowance against the Company’s deferred tax assets due to historical and current losses incurred.

Note 17 – Commitments and Contingencies

On August 2, 2021, Eve Brazil signed an agreement with Embraer to lease two facilities, one in São José dos Campos and other in Gavião Peixoto, both in the state of São Paulo, Brazil. The leases never commenced and were terminated during the second quarter 2023.  There were no costs associated with the lease termination. The Company signed two new leases with Embraer for different sites. The São José dos Campos lease site commenced on June 12, 2023. In connection with the lease commencement, a Right-of-use (“ROU”) asset $338,006 was recognized in the “Right-of-use assets, net” line of the condensed consolidated balance sheet. Operating lease liabilities of $77,531 and $260,475 were recognized in the “Other payables” and “Other non-current payables” lines of the condensed consolidated balance sheet, respectively. The lease for the other site has not commenced as of June 30, 2023.

Note 18 – Segments

Operating segment information is presented in a manner consistent with the internal reports provided to the Chief Operating Decision Makers (“CODMs”). Given Eve’s pre-revenue operating stage, it currently has no concentration exposure to products, services, or customers. Eve has determined that it currently operates in three different operating and reportable segments as the CODMs assess the operation results by each R&D project, as follows:

eVTOL Eve is designing and certifying an eVTOL purpose-built for UAM missions. Eve plans to market its eVTOLs globally to operators of UAM services, including fixed wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators.

UATM Eve is developing a next-generation UATM system to help enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. Eve expects to offer its UATM solution primarily as a subscription software offering to customers that include air navigation service providers, fleet operators and vertiport operators.

Service and Support Eve plans to offer a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Its services will be offered to UAM fleet operators on an agnostic basis, supporting both its own eVTOL and those produced by third parties.

The CODMs receive information related to the operating results based on cost by each R&D project. Asset information by segment is not presented to the CODMs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses
eVTOL	$19,709,498	$8,180,999	$39,824,485	$15,885,150
UATM	1,149,515	1,365,309	1,860,888	2,775,845
Service Support	962,242	870,970	1,664,220	870,970
Total	$21,821,255	$10,417,278	$43,349,593	$19,531,965

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information that Eve's management believes is relevant to an assessment and understanding of Eve's consolidated results of operations and financial condition. The following discussion should be read in conjunction with the 2022 Form-10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

Inflation and exchange rate variations have had and may continue to have substantial effects on our financial condition and results of operations.

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

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell over 2,850 of our eVTOL aircraft and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding (MOUs) with more than 28 market-leading partners in segments spanning infrastructure, operations, platforms, utilities and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business-model and drive growth.

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

Components of Results of Operations

Revenue

Eve is a development stage company and has not generated any revenue and has incurred operating losses since inception. We do not expect to generate relevant revenue from eVTOL sales unless and until we obtain regulatory approval of and commercialize our first eVTOL. Projected revenue in 2025 is comprised of service and support and UATM. These eVTOL-related revenue sources are not solely dependent on Eve aircraft, which are not expected to begin production until 2025 and generate revenue until 2026. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our eVTOL.

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

Selling, General and Administrative Expenses

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

Results of Operations (unaudited)

Comparison of Three and Six Months Ended June 30, 2023 to the Three and Six Months Ended June 30, 2022:

The following tables set forth statement of operations information for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$21,821,255	$10,417,278	$43,349,593	$19,531,965
Selling, general and administrative	6,633,106	15,728,933	12,787,425	17,046,966
New warrants expenses	-	87,352,000	-	87,352,000
Loss from operations	(28,454,361)	(113,498,211)	(56,137,018)	(123,930,931)
Change in fair value of derivative liabilities	(6,784,425)	5,842,500	(8,978,925)	5,842,500
Financial investment income	2,982,448	824,567	6,236,848	887,948
Other financial gain/(loss), net	1,149,332	(260,713)	2,173,822	98,618
Loss before income taxes	(31,107,006)	(107,091,857)	(56,705,273)	(117,101,865)
Income tax expense	(303,020)	(129,708)	(476,735)	(129,708)
Net loss	$(31,410,026)	$(107,221,565)	$(57,182,008)	$(117,231,573)
Net loss per share basic and diluted	$(0.11)	$(0.43)	$(0.21)	$(0.50)
Weighted-average number of shares outstanding – basic and diluted	275,632,354	248,989,790	275,563,187	234,574,977

	Y-o-Y Changes for the Three Months Ended June 30, 2023 vs June 30, 2022		Y-o-Y Changes for Six Months Ended June 30, 2023 vs June 30, 2022
	Changes in $	Changes in %	Changes in $	Changes in %
Operating expenses
Research and development	11,403,977	109%	23,817,628	122%
Selling, general and administrative	(9,095,827)	(58)%	(4,259,541)	(25)%
New warrants expenses	(87,352,000)	(100)%	(87,352,000)	(100)%
Loss from operations	85,043,850	(75)%	67,793,913	(55)%
Change in fair value of derivative liabilities	(12,626,925)	(216)%	(14,821,425)	(254)%
Financial investment income	2,157,881	262%	5,348,900	602%
Other financial gain/(loss), net	1,410,045	(541)%	2,075,204	2,104%
Loss before income taxes	75,984,851	(71)%	60,396,592	(52)%
Income tax expense	(173,312)	134%	(347,027)	268%
Net loss	75,811,539	(71)%	60,049,565	(51)%

Research and development expenses

Research and development expenses increased by $11.4 million, from $10.4 million in the three months ended June 30, 2022, to $21.8 million in the three months ended June 30, 2023. Research and development expenses increased by $23.8 million, from $19.5 million in the six months ended June 30, 2022 to $43.3 million in the six months ended June 30, 2023. This increase in research and development was primarily due to an increase in R&D’s team headcount, whose activities are mainly related to eVTOL and UATM development, as well as higher engineering expenses contemplated in MSA agreements with ERJ and Atech, mainly related to cost of supplies for the development of the prototype vehicle, a full-scale model of Eve’s eVTOL, including batteries, motors, thermal management systems and propellers. Further, additional milestone payments and purchases of parts, equipment and supplies went to suppliers and outside contractors in connection with the continued development of the prototype vehicle. Lastly, Eve also started to incur development expenses related to its UATM system in 2021, which continued throughout 2022 and 2023.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $9.1 million, from $15.7 million in the three months ended June 30, 2022, to $6.6 million in the three months ended June 30, 2023. Selling, general and administrative expenses decreased by $4.3 million, from $17.0 million in the six months ended June 30, 2022 to $12.8 million in the six months ended June 30, 2023. The decrease in selling, general and administrative expenses was largely driven by the non-recurring nature of several expenses related to the Company’s listing in the New York Stock Exchange (NYSE) on May 9, 2022, including consulting services and marketing expenses.

Financial investment income

Financial investment income increased from $0.8 million in the three months ended June 30, 2022, to $3.0 million in the three months ended June 30, 2023. Financial investment income increased from $0.9 million in the six months ended June 30, 2022, to $6.2 million in the six months ended June 30, 2023. Eve has invested its cash in short fixed-income instruments of low risk, mostly in US Dollar and high-quality financial institutions.

Other financial gain/(loss), net

Other financial loss, net of $0.3 million in the three months ended June 30, 2022, was reverted into a gain of $1.1 million in the three months ended June 30, 2023. This gain was driven mainly by accrual of interest in the Related Party Loan. Eve and Embraer entered into the Related Party Loan agreement on August 1, 2022.

Loss before income tax

As a result of the aforementioned factors, loss before taxes on income decreased by $76.0 million, from a loss of $107.1 million in the three months ended June 30, 2022, to a loss of $31.1 million in the three months ended June 30, 2023. As a result of the aforementioned factors, loss before taxes on income decreased by $60.4 million, from a loss of $117.1 million in the six months ended June 30, 2022 to a loss of $56.7 million in the six months ended June 30, 2023.

Net Loss and comprehensive loss

As a consequence of the aforementioned factors, our consolidated net loss after taxes, decreased by $75.8 million, from a loss of $107.2 million in the three months ended June 30, 2022, to a loss of $31.4 million in the three months ended June 30, 2023. As a consequence of the aforementioned factors, our consolidated net loss after taxes, decreased by $60.0 million, from a loss of $117.2 million in the six months ended June 30, 2022 to a loss of $57.2 million in the six months ended June 30, 2023.

Liquidity and Capital Resources

Eve has incurred net losses since its inception and to date has not generated any revenue from the design, development, manufacturing, engineering and sale or distribution of electric aircraft. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of the Closing of the business combination with Zanite Acquisition Corp., Eve received net proceeds from the business combination and PIPE Investment of approximately $329.1 million.  As of June 30, 2023, Eve had cash of $33.6 million, investments in marketable securities of $150.8 million and a related party loan receivable of $84.6 million from EAH. Additionally, on January 23, 2023, the Company secured two credit lines with BNDES for a total of R$490.0 million (approximately US$101.7 million, using the exchange rate on June 30, 2023), which once drawn, results in total liquidity of $370.7 million. The total liquidity is expected to be sufficient to fund Eve's current operating plan for at least the next twelve months. In addition, Eve will receive the proceeds from any exercise of any warrants in cash, other than a cashless exercise effected in accordance with the terms of such warrants. For additional information, please see “Liquidity and Capital Resources” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022.

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

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
Net cash used by operating activities	$(47,603,836)	$(21,854,275)
Net cash provided (used) by investing activities	31,834,620	(154,000,000)
Net cash provided (used) by financing activities	(287,154)	337,703,553
Effect of exchange rate changes on cash and cash equivalents	502,078	90,753
Net (decrease) increase in cash and cash equivalents	$(15,554,292)	$161,940,031

Net Cash Used by Operating Activities

2023 Compared with 2022

Net cash used by operating activities for the six months ended June 30, 2023, was $47.6 million versus net cash used of $21.9 million in the six months ended June 30, 2022, with the change resulting principally from an increase in research and development expenses in 2023, as compared to 2022, partially compensated by higher accounts payable to ERJ.

Net Cash Provided (Used) by Investing Activities

2023 Compared with 2022

Net cash provided by investing activities for the six months ended June 30, 2023, was $31.8 million versus net cash used of $154.0 million in the six months ended June 30, 2022. The change results principally from the investment of proceeds from the business combination with Zanite Acquisition Corp. and from PIPE investments in interest-bearing marketable securities and a related party loan receivable of $83.6 million to Embraer Aircraft Holdings (EAH).

Net Cash Provided (Used) by Financing Activities

2023 Compared with 2022

Net cash used by financing activities for the six months ended June 30, 2023, was $0.3 million versus net cash provided of $337.7 million in the six months ended June 30, 2022. The change results principally from the proceeds raised from the business combination with Zanite Acquisition Corp. and from PIPE investors in Eve’s public-listing process in May 2022.

As of June 30, 2023, we had no outstanding debt on our balance sheet.

Recent Developments

On July 31, 2023, Eve announced that its Board of Directors had appointed Johann Bordais, current President and CEO of Embraer Services & Support, as Chief Executive Officer, effective September 1, 2023. Eve’s co-Chief  Executive Officers, Andre Stein and Jerry DeMuro, will remain at Eve with new roles.

Mr. Bordais has led Embraer’s Services & Support business since its foundation in 2016. He was pivotal in transforming the area into Embraer’s fast-growing, most profitable business, with revenues of $1.27 billion in 2022, accounting for 28% of Embraer’s total revenue. During his tenure at Embraer Services & Support, Mr. Bordais transformed Embraer’s aftersales business model, globalizing its solutions and enhancing customer satisfaction through innovation and integrated products, including providing a broad portfolio of solutions to customers in Commercial Aviation, Executive Jets and Defense, with over 2,300 people dedicated to supporting customers and their 5,700 aircraft worldwide.

Mr. DeMuro will remain at Eve as Executive Vice President of Corporate Development through the end of October 2023 to assist Mr. Bordais in the transition. Mr. DeMuro joined the company in September 2021 as co-CEO and was instrumental in Eve’s SPAC transaction, taking the company to a very successful NYSE listing that raised approximately $400 million from multiple strategic financial investors.

Andre Stein will assume the role of Chief Strategy Officer at Eve, based in the United States. He will be responsible for defining Eve’s strategy, including commercialization, growth and the development and execution of launch strategies with Eve’s international partners and operators. Mr. Stein has over 25 years of experience in the aerospace industry with a focus on sales, product development and market strategy and has nurtured the Urban Air Mobility initiative since its inception, helping to define the industry’s potential use-cases, markets and product characteristics, while contributing to Eve’s spin-off process, NYSE listing and capital raise.

Off-Balance Sheet Arrangements

For additional information on off-balance sheet items as of June 30, 2023, please refer to Note 17.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interest rate CDI, applicable to our cash equivalent in Brazil, that was invested in Bank Deposit Certificates (“CDB”), (Applications issued by financial institutions in Brazil, immediately available for redemption). As of June 30, 2023, approximately 2.81% of our consolidated cash, cash equivalents and financial investments were indexed to the variation of the CDI rate.

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

The Brazilian currency has, during the last decades, experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. On June 30, 2023, the real appreciated against the US Dollar in comparison to June 30, 2022, reaching BRL4.8192 per US$1.00 as of June 30, 2023.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Control and Procedures

The Company’s management is responsible for maintaining disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, to allow timely decisions regarding required financial disclosure. Because of the inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to material weaknesses in our internal control over financial reporting, as previously disclosed in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K/A for the year ended December 31, 2022, which have not been remediated as of June 30, 2023.

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

•	We engaged an outside firm to assist management with the accounting and disclosure of complex accounting transactions that occur during the year.
•	We have identified the root cause of the deficiencies and the related relevant controls to be designed and implemented to timely detect and prevent material errors or omitted disclosures.
•	We have designed and implemented controls to perform an entity level risk assessment and address identified risks related to information and communication processes.
•	We onboarded multiple resources with qualifications, education, certifications and experience to address complex accounting matters.

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

•	We will continue our iterative risk assessment process, to enhance overall compliance.
•

Management will continue to implement and evaluate controls to ensure timely communication within the relevant areas of the Company to identify events and/or transactions that may impact the Company’s financial reporting.

Management believes these enhancements, once implemented, will reduce the risk of a material misstatement resulting from the material weaknesses described above. However, it will require a period of time to determine the operating effectiveness of any newly implemented internal controls.

Changes in Internal Control over Financial Reporting

Except as discussed above, there was no change in our internal control over financial reporting that occurred during the second quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1*

Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filled with SEC on June 23, 2023).

10.2*	Supply Agreement, effective as of May 22, 2023, by and between EVE UAM, LLC., Embraer S.A., and SOCIETE DUC (t/a DUC Hélices Propellers) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2023).

10.3*	Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2023).

10.4*	Second Amendment, dated as of June 30, 2023, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A and EVE UAM, LLC.
31.1	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act.
31.3	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2**	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.3**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable. ** Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVE HOLDING, INC.
Date: August 8, 2023	By:	/s/ Gerard J. DeMuro
		Name:	Gerard J. DeMuro
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ André Duarte Stein
		Name:	André Duarte Stein
		Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Eduardo Siffert Couto
		Name:	Eduardo Siffert Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

