Form 10-Q
period 2023-09-30
Eve Holding, Inc.
filed 2023-11-07
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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

As of November 7, 2023, there were 269,359,021 shares of common stock, par value $0.001 per share, issued and outstanding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$10,097,318	$49,146,063
Financial investments	164,448,485	178,781,549
Related party receivables	1,624,098	203,712
Related party loan receivable	81,805,950	82,650,375
Other current assets	1,586,393	1,425,507
Total current assets	259,562,244	312,207,206
Property, plant & equipment, net	477,928	451,586
Right-of-use assets, net	534,733	216,636
Other non-current assets	976,467	-
Total non-current assets	1,989,128	668,222
Total assets	$261,551,372	$312,875,428

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,832,288	$2,097,097
Related party payables	20,267,182	12,625,243
Derivative financial instruments	13,395,000	3,562,500
Other current payables	10,664,611	6,648,171
Total current liabilities	46,159,081	24,933,011
Long-term debt	11,319,690	-
Other non-current payables	2,027,786	1,020,074
Total non-current liabilities	13,347,476	1,020,074
Total liabilities	59,506,557	25,953,085
Equity
Common stock, $0.001 par value	269,209	269,094
Additional paid-in capital	507,175,781	503,661,571
Accumulated deficit	(305,400,175)	(217,008,322)
Total equity	202,044,815	286,922,343
Total liabilities and equity	$261,551,372	$312,875,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$28,642,065	$14,298,925	$71,991,658	$33,830,890
Selling, general and administrative	5,034,782	6,845,045	17,822,207	23,892,011
New Warrants expenses	-	17,424,230	-	104,776,230
Loss from operations	(33,676,847)	(38,568,200)	(89,813,865)	(162,499,131)
(Loss)/gain from change in fair value of derivative liabilities	(853,575)	285,000	(9,832,500)	6,127,500
Financial investment income	2,802,189	1,492,292	9,039,037	2,380,240
Other financial gain, net	1,616,035	536,562	3,789,856	635,180
Loss before income taxes	(30,112,198)	(36,254,346)	(86,817,472)	(153,356,211)
Income tax expense	(1,097,647)	(490,376)	(1,574,382)	(620,084)
Net loss	$(31,209,845)	$(36,744,722)	$(88,391,854)	$(153,976,295)

Weighted-average number of shares outstanding – basic and diluted	275,887,223	272,040,343	275,671,199	247,010,044
Net loss per share basic and diluted	$(0.11)	$(0.14)	$(0.32)	$(0.62)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

F-2

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(31,209,845)	$(36,744,722)	$(88,391,854)	$(153,976,295)
Total comprehensive loss	$(31,209,845)	$(36,744,722)	$(88,391,854)	$(153,976,295)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance as of December 31, 2021	220,000,000	$220,000	$53,489,579	$(42,977,964)	$(32,226)	$10,699,389
Separation-related adjustment	-	-	(707,846)	-	32,226	(675,620)
Balance as of January 1, 2022	220,000,000	$220,000	$52,781,733	$(42,977,964)	$-	$10,023,769
Net loss	-	-	-	(10,010,008)	-	(10,010,008)
Contributions from Parent	-	-	732,776	-	-	732,776
Balance as of March 31, 2022	220,000,000	$220,000	$53,514,509	$(52,987,972)	$-	$746,537
Net loss	-	-	-	(107,221,565)	-	(107,221,565)
Reclassification of Public Warrants from liability to equity	-	-	10,580,000	-	-	10,580,000
Issuance of fully vested New Warrants	-	-	87,352,000	-	-	87,352,000
Issuance of common stock upon reverse recapitalization, net of fees	43,392,132	43,392	315,283,325	-	-	315,326,717
Share-based compensation and issuance of stock	140,000	140	1,935,848	-	-	1,935,988
Exercise of warrants held by PIPE investor	800,000	800	7,200	-	-	8,000
Share-based payment with non-employees	-	-	1,028,182	-	-	1,028,182
Contributions from Parent	-	-	(2,105,409)	-	-	(2,105,409)
Balance as of June 30, 2022	264,332,132	$264,332	$467,595,655	$(160,209,537)	$-	$307,650,450
Net loss (as restated)	-	-	-	(36,744,722)	-	(36,744,722)
Issuance of New Shares	2,039,353	2,039	14,997,961	-	-	15,000,000
Issuance of fully vested New Warrants	-	-	17,424,230	-	-	17,424,230
Issuance of restricted stock and restricted stock expense	-	-	653,699	-	-	653,699
Share based payment with non-employees	-	-	691,909	-	-	691,909
Balance as of September 30, 2022	266,371,485	$266,371	$501,363,454	$(196,954,259)	$-	$304,675,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance as of December 31, 2022	269,094,021	$269,094	$503,661,571	$(217,008,322)	$286,922,343
Net loss	-	-	-	(25,771,982)	(25,771,982)
Share-based compensation	-	-	867,893	-	867,893
Share-based payment with non-employees	-	-	480,000	-	480,000
Balance as of March 31, 2023	269,094,021	$269,094	$505,009,464	$(242,780,304)	$262,498,254
Net loss	-	-	-	(31,410,026)	(31,410,026)
Share-based compensation and issuance of stock	69,900	70	650,005	-	650,075
Balance as of June 30, 2023	269,163,921	$269,164	$505,659,469	$(274,190,330)	$231,738,303
Net loss	-	-	-	(31,209,845)	(31,209,845)
Exercise of public warrants	100	-	1,150	-	1,150
Share-based compensation and issuance of stock	45,000	45	1,515,162	-	1,515,207
Balance as of September 30, 2023	269,209,021	$269,209	$507,175,781	$(305,400,175)	$202,044,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(88,391,854)	$(153,976,295)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and loss on disposal of property	141,714	-
Non-cash lease expenses	54,766	-
Amortization of debt issuance costs	1,750	-
Unrealized (gain) on exchange rate translation	(384,791)	(53,517)
Share-based compensation	3,320,330	2,589,688
Warrant expenses	480,000	106,496,321
Change in fair value of derivative financial instruments	9,832,500	(6,127,500)
Changes in operating assets and liabilities:
Accrued interest on financial investments, net	(5,666,936)	(1,354,049)
Accrued interest on related party loan receivable, net	844,425	(638,145)
Other assets	(732,745)	3,263,583
Related party receivables	(1,898,477)	14,814
Accounts payable	(256,735)	2,865,325
Related party payables	8,015,787	4,641,968
Other payables	4,643,734	3,575,088
Net cash used by operating activities	(69,996,532)	(38,702,719)
Cash flows from investing activities:
Redemptions of financial investments	72,500,000	-
Purchases of financial investments	(52,500,000)	(169,000,000)
Related party loan	-	(81,000,000)
Expenditures for property, plant and equipment	(168,056)	(418,721)
Net cash provided (used) by investing activities	19,831,944	(250,418,721)
Cash flows from financing activities:
Proceeds from issuance of debt	11,375,385	-
Non-creditor debt issuance costs	(375,201)	-
Tax withholding on share-based compensation	(287,154)	-
Capital contribution net of transaction costs reimbursed to Zanite	-	369,830,250
Transaction Costs reimbursed to parent	-	(15,754,066)
Distribution to parent, net	-	(1,372,633)
Proceeds from exercise of public warrants	1,150	-
Net cash provided by financing activities	10,714,180	352,703,551
Effect of exchange rate changes on cash and cash equivalents	401,663	(17,263)
(Decrease) increase in cash and cash equivalents	(39,048,745)	63,564,848
Cash and cash equivalents at the beginning of the period	49,146,063	14,376,523
Cash and cash equivalents at the end of the period	$10,097,318	$77,941,371
Supplemental disclosure of cash information
Cash paid for:
Income taxes	$874,810	$489,590
Supplemental disclosure of other non-cash investing and financing activities
Recognition of the Right-of-use assets and operating lease liabilities	$372,863	$-
Issuance of common stock for vested Restricted Stock Units	$1,365,750	$1,584,800

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

After the Closing, EAH did not lose control over Eve Sub as EAH still held approximately 90% of Eve Holding’s shares. Therefore, the transaction did not result in a change in control that would otherwise necessitate business combination accounting.

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

Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited condensed consolidated financial statements herein should be read in conjunction with our audited consolidated financial statements and notes thereto included within our most recent Annual Report on Form 10-K. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions were eliminated in consolidation. Certain columns and rows may not add due to rounding.

Note 2 – Summary of Significant Accounting Policies

The information presented under Debt updates our Significant Accounting Policies information presented in our most recent Annual Report on Form 10-K to reflect the debt agreement Eve entered into during the nine months ended September 30, 2023.

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

Separation-related Adjustments

	December 31,	Separation-Related	January 1,
	2021	Adjustments	2022
ASSETS
Current assets:
Cash and equivalents	$14,376,523	$(8)	$14,376,515
Related party receivables	220,000	-	220,000
Other current assets	6,274,397	(8,567)	6,265,830
Total current assets	20,870,920	(8,575)	20,862,345
Capitalized software, net	699,753	(699,753)	-
Total non-current assets	699,753	(699,753)	-
Total assets	$21,570,673	$(708,328)	$20,862,345

LIABILITIES AND NET PARENT EQUITY
Current liabilities:
Accounts payable	877,641	(718,232)	159,409
Related party payables	8,642,340	1,110,032	9,752,372
Derivative financial instruments	32,226	(32,226)	-
Other payables	616,156	(94,361)	521,795
Total current liabilities	10,168,363	265,213	10,433,576
Other non-current payables	702,921	(297,921)	405,000
Total non-current liabilities	702,921	(297,921)	405,000
Total liabilities	10,871,284	(32,708)	10,838,576
Net parent equity:
Net parent investment	10,731,615	(707,846)	10,023,769
Accumulated other comprehensive loss	(32,226)	32,226	-
Total net parent equity	10,699,389	(675,620)	10,023,769
Total liabilities and net parent equity	$21,570,673	$(708,328)	$20,862,345

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

Foreign currency gains and losses are related to transactions with suppliers recognized in USD, but settled in BRL. The financial impact is recognized in “Other financial gain, net” within the condensed consolidated statements of operations.

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

Note 3 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Bank Deposit Certificates (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less.  Balances consisted of the following:

	September 30,	December 31,
	2023	2022
Cash	$5,521,119	$14,446,534
CDBs	4,576,199	4,483,260
Fixed deposits	-	30,216,269
Total	$10,097,318	$49,146,063

Note 4 – Financial Investments

Held to maturity (“HTM”) investments are recorded in the condensed consolidated balance sheets at amortized cost. These investments include time deposits with original maturities of one year or less, but greater than 90 days.

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$164,448,485	$-	$(111,646)	$164,336,839

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$178,781,549	$-	$(1,127,925)	$177,653,624

No allowance for credit losses were recognized as of September 30, 2023 and December 31, 2022.

Note 5 – Related Party Transactions

Relationship with Embraer

Prior to the Closing of the transaction with Zanite, Eve Sub was managed, operated, and funded by Embraer. Accordingly, certain shared costs have been allocated to Eve and reflected as expenses in Eve's stand-alone condensed consolidated financial statements. In December 2021, Embraer started charging research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses to Eve through the Master Service Agreement and Shared Service Agreement, respectively. The expenses reflected in the condensed consolidated financial statements may not be indicative of expenses that will be incurred by Eve in the future.

Corporate Costs  Embraer incurs corporate costs for services provided to Eve. These costs include, but are not limited to, expenses for information systems, accounting, treasury, purchasing, human resources, legal, and facilities. These costs benefit Eve, but are not covered under the MSA or SSA. The corporate costs are allocated between the “Research and development” and “Selling, general and administrative” line items of the condensed consolidated statements of operations as appropriate.

Transaction Costs  During the nine month period ended September 30, 2022, Embraer paid for Transaction Costs attributable to Eve Sub. The Transaction Costs comprise, but were not limited to, costs associated with legal, finance, consulting, and auditing services with the objective to effectuate the transaction with Zanite, as described in Note 1. Expenses directly related to the anticipated closing of the transaction with Zanite were capitalized and the remaining expenses were charged to the statement of operations as SG&A expenses.

Master Service Agreement and Shared Service Agreement  In connection with the transfer of the assets and liabilities of the UAM business to Eve Sub, Embraer and Eve Sub entered into the MSA and SSA on December 14, 2021. The initial terms for the MSA and SSA are 15 years. The MSA can be automatically renewed for additional successive one-year periods. The MSA established a fee so that Eve may have access to Embraer’s R&D and engineering department structure, as well as, at Eve’s option, the ability to access manufacturing facilities in the future. The SSA established a cost overhead pool to be allocated, excluding any margin, so that Eve may be provided with access to certain of Embraer’s administrative services and facilities such as shared service centers. In addition, on December 14, 2021, Eve Sub entered into a MSA with Atech Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) (“Atech”) and wholly owned subsidiary of Embraer, for an initial term of 15 years (the “Atech MSA”). Fees under the Atech MSA are for services related to Air Traffic Management, defense systems, simulation systems, engineering, and consulting services.

Related Party Receivables and Payables  Certain employees have transferred from Embraer to Eve. On the transfer date of each employee, all payroll related accruals for the employee are transferred to Eve. Embraer is responsible for payroll related costs prior to the transfer date. Eve recognizes a receivable from Embraer for payroll costs incurred prior to the transfer date in the "Related party receivables" line of the condensed consolidated balance sheets. Fees and expenses in connection with the MSA are set to be payable within 45 days after receipt of the invoice by Eve together with documentation supporting the fees and expenses. Costs and expenses incurred in connection with the provision of shared services to Eve pursuant to the SSA are set to be payable within 45 days of receipt by Eve. Services provided under the MSA and SSA are recognized in "Related party payables" within the condensed consolidated balance sheets.

Royalty-Free Licenses  Under the MSA and SSA, Eve has a royalty-free license to access Embraer’s intellectual property to be used within the UAM market.

Leases  Eve enters into agreements with Embraer to lease corporate office space and other facilities. In 2021, Eve Brazil signed an agreement with Embraer to lease two facilities, one in São José dos Campos and another in Gavião Peixoto, both in the state of São Paulo, Brazil. The leases never commenced and were terminated during the second quarter 2023. There were no costs associated with the lease termination. During the period ended September 30, 2023, the Company signed two new leases with Embraer for different sites. The São José dos Campos lease commenced on June 12, 2023. At lease commencement, a right-of-use (“ROU”) asset and operating lease liabilities of $338,006 were recognized in the “Right-of-use assets, net”, “Other current payables”, and “Other non-current payables” lines of the condensed consolidated balance sheets. The lease for the Gavião Peixoto site has not commenced as of September 30, 2023.

Related Party Loan  On August 1, 2022, the Company entered into a loan agreement (the “Loan Agreement”) with EAH, a wholly owned U.S. subsidiary of Embraer, in order to efficiently manage the Company’s cash at a rate of return that is favorable to the Company for an  initial term of 12 months. On August 1, 2023, Eve and EAH agreed to amend the Loan Agreement ("Amended Loan Agreement") to extend the term an additional 12 months to August 1, 2024 and increase the interest rate to 5.97% per annum. The aggregate principal amount remains to be up to $81,000,000. All accrued interest prior to the amendment was paid. The date may be extended upon mutual written agreement by the Company and Embraer. Any outstanding principal amount under the Loan Agreement may be prepaid at any time, in whole or in part, by EAH at its election and without penalty. The Company may request full or partial prepayment of any outstanding principal amount under the Loan Agreement at any time.

Related Party Expenses

The following table summarizes the related party expenses for the presented periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$20,955,523	$11,327,149	$53,363,778	$27,555,717
Selling, general and administrative	664,874	502,636	2,157,575	7,707,429
Total	$21,620,397	$11,829,785	$55,521,353	$35,263,146

Note 6 – Other Balance Sheet Components

Other Current Assets

Other current assets are comprised of the following:

	September 30,	December 31,
	2023	2022
Prepaid Directors & Officers insurance	$816,405	$1,292,317
Advances to suppliers	510,805	-
Advances to employees	209,749	74,064
Income tax advance payments (a)	-	34,642
Other assets	49,434	24,484
Total	$1,586,393	$1,425,507

(a) Includes federal withholding taxes and recoverable income taxes.
Property Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Development mockup	$418,721	$418,721
Leasehold improvement	166,740	-
Construction in progress ("CIP")	-	44,375
Computer hardware	14,684	13,368
Total property, plant and equipment	$600,145	$476,465
Less: Accumulated depreciation	(122,217)	(24,879)
Total property, plant and equipment, net	$477,928	$451,586

Depreciation expense for the three months ended September 30, 2023 and 2022 was $37,220 and $0, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $95,979 and $0, respectively. During the nine months ended September 30, 2023, the Company disposed of CIP assets associated with the site where the lease was terminated as described in Note 5. The expense is recognized in the "Selling, general and administrative" line of the condensed consolidated statement of operations.

Other Current Payables

Other current payables are comprised of the following items:

	September 30,	December 31,
	2023	2022
Payroll accruals	$5,514,622	$4,033,516
Accrued expenses	4,314,525	2,491,847
Income tax payable	692,448	-
Other payables	143,016	122,808
Total	$10,664,611	$6,648,171

Other Non-Current Payables

Other non-current payables are comprised of the following items:

	September 30,	December 31,
	2023	2022
Advances from customers (a)	$1,075,000	$800,000
Payroll accruals	546,998	42,144
Other payable	405,788	177,930
Total	$2,027,786	$1,020,074

(a) Advances from customers relate to customers who have signed non-binding Letters of Intent to purchase eVTOLs.

Note 7 – Debt

On January 23, 2023, Eve Brazil entered into a loan agreement (the “BNDES Loan Agreement”) with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES agreed to grant two loans to Eve Brazil with an aggregate amount of R$490 million (approximately $98 million), to support the first phase of the development of the Company’s eVTOL project. All USD approximations use foreign currency exchange rate data as of September 30, 2023.

The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $16 million), will be granted in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $82 million), will be granted in US Dollars, as adjusted on a daily basis by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from May 2027 through February 2035. Eve Brazil made its first draw from the loans on September 12, 2023. In connection with the first draw from Sub-credit B, a one-time R$2 million (approximately $415,000) fee to BNDES was withheld from the proceeds.

The Company's long-term debt outstanding as of September 30, 2023 included:

			September 30,
			2023
Title	Type	Interest Rate	Fair Value	Carrying Amount
Sub-credit A	Term Loan	4.55%	$4,589,843	$5,819,957
Sub-credit B	Term Loan	(a)	4,911,539	5,903,767
Long-term debt principal			$9,501,382	$11,723,724
Unamortized debt issuance costs (b)				(404,034)
Long-term debt				$11,319,690

(a) A fixed rate is determined for each draw on the loan, calculated as 1.10% per year plus a fixed rate to be published by BNDES every 15 days in accordance with the BNDES Loan Agreement.

(b) Excludes $384,683 in deferred charges related to debt issuance costs that will be recognized pro-ratably when additional funds are drawn.

The long-term debt principal matures as follows:

	Sub-credit A	Sub-credit B
2023	$-	$-
2024	-	-
2025	-	-
2026	538,885	-
2027	646,662	553,478
Thereafter	4,634,411	5,350,289
Total	$5,819,957	$5,903,767

The BNDES loans shall be used by Eve Brazil within 36 months from the date of signing of the BNDES Loan Agreement. Otherwise, BNDES may terminate the BNDES Loan Agreement and any loans shall be paid by no later than February 15, 2035. The BNDES Loan Agreement provides that the availability of such loans are subject to BNDES’ rules and regulations and, in the case of Sub-credit A, FNMC’s budget. In the case of Sub-credit B, the loan is subject to rules and regulations of BNDES' financing program, which is subject to funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council. Additionally, the BNDES Loan Agreement provides that the borrowing of any amount under these loans are subject to certain conditions, including, among others, the promulgation of a new law (which condition only applies to the first line of credit), the receipt by BNDES of a guarantee from an acceptable financial institution, absence of any facts that would have a material adverse effect on the economic or financial condition of Eve Brazil, and approval of the project by the applicable environmental entities.

Note 8 – Derivative Financial Instruments

During the second quarter of 2022, Eve began to consolidate Zanite’s assets and liabilities, which included derivative financial instruments related to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the fair value of liability related to these derivative financial instruments was $13,395,000 and $3,562,500, respectively. The increase in the fair value of the liability was recognized as expense within the “(Loss)/gain from change in fair value of derivative liabilities” line in the condensed consolidated statement of operations.  Refer to Note 9 and 11 for additional information.

Note 9 – Fair Value Measurement

The following table lists the Company’s financial assets and liabilities by level within the fair value hierarchy. The Company’s assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical assets or liabilities. Level 2 refers to fair values estimated using other observable inputs for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.  Level 3 includes fair values estimated using unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available. The carrying amounts of cash and cash equivalents, financial investments, related party receivables, related party loan receivables, other current assets, accounts payable, related party payables, and other current payables approximate their fair values due to the short-term maturities of the instruments.

The Company classifies its Private Placement Warrants as Level 2 because they are valued using observable, unadjusted quoted prices in active markets for similar liabilities, the Company’s Public Warrants, which have similar key terms. The Company uses the share price of its Public Warrants as the input for the recurring fair value measurement of Private Placement Warrants at the end of each reporting period. Refer to Note 8 and 11 for additional information.

During the three and nine months ended September 30, 2023 and 2022, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

	September 30,	December 31,
	2023	2022
	Level 2	Level 2
Liabilities
Private Placement Warrants	$(13,395,000)	$(3,562,500)

The position and changes in fair value of the Private Placement Warrants for the period ended September 30, 2023 were as follows:

Private Placement Warrants
Balance as of December 31, 2022	$3,562,500
Change in fair value	9,832,500
Balance as of September 30, 2023	$13,395,000

The Public Warrants were previously classified as liabilities. On the Closing date of May 9, 2022, the Public Warrants were remeasured at fair value and reclassified to equity. Refer to Note 11 for additional information.

Note 10 – Equity

The Company’s common stock and Public Warrants trade on the NYSE under the symbols “EVEX” and “EVEXW”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 269,209,021 and 269,094,021 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. The Company has retroactively adjusted the shares issued and outstanding prior to May 9, 2022, to give effect to the exchange ratio.

Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.  Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through September 30, 2023, and the Company does not expect to pay dividends in the foreseeable future.

The Company had reserved common stock for future issuance as follows:

2022 Stock Incentive Plan	16,517,821
Shares underlying Private Placement Warrants	14,250,000
Shares underlying Public Warrants	11,499,879
Shares underlying New Warrants	37,572,536

Preferred stock may be issued at the discretion of the Company's Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of September 30, 2023 and December 31, 2022, there was no preferred stock issued and outstanding.

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

United Subscription

In September 2022, the Company and United Airlines Ventures, Ltd. ("United") entered the United Subscription Agreement pursuant to which United agreed to subscribe for an aggregate of 2,039,353 shares of common stock for a purchase price of $7.36 per share and an aggregate purchase price of $15,000,000. The United investment was consummated on September 6, 2022.  The terms of the United Subscription Agreement are substantially similar to other Subscription Agreements signed by Eve.
Note 11 – Common Stock Warrants

Before the Closing, Zanite had 11,500,000 redeemable warrants available as part of the units sold in the initial public offering (the "Public Warrants") and 14,250,000 redeemable warrants in private placements (the "Private Placement Warrants"). The exercise period of the Public and Private Placement Warrants started 30 days after the Closing and will terminate on the earlier of five years after the Closing date, the date fixed by the Company to redeem all of the warrants, or the liquidation of the Company.

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

The New Warrants were measured at fair value on the grant date (May 9, 2022), except for cases where there has been a modification, where fair value is remeasured on the modification date. The fair value of Penny Warrants was calculated by subtracting $0.01 from Eve’s share price on the grant date. Market Warrants with an exercise price of $11.50 were estimated using the publicly traded Public Warrants as the terms are similar. The Company used a modified Black-Scholes model to value the Market Warrants with an exercise price of $15.00. The valuation model utilizes management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

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

United Subscription

Concurrently with the execution of the United Subscription Agreement, the Company and United also entered into the United Warrant Agreement where the Company issued warrants to United to acquire up to 2,722,536 shares of Common Stock, each with an exercise price of $0.01 per share, which were issuable upon (i) the issuance by the parties of a joint press release announcing the United Investment, (ii) the entry by the Company and an affiliate of United into a conditional purchase agreement for the sale and purchase of up to 400 eVTOLs and (iii) the agreement by the Company and United to establish a concept of operations for the use of the Company’s eVTOLs at one or more of United’s or its affiliates’ hub airports. The terms were satisfied in 2022 and United exercised 2,722,536 warrants in exchange for the same number of common shares.

In addition, pursuant to the terms of the United Warrant Agreement, the Company agreed to issue additional warrants to United to acquire up to another 2,722,536 shares of Common Stock, each with an exercise price of $0.01 per share, which are issuable upon entering into (i) a binding agreement to purchase up to 200 eVTOLs and (ii) a binding agreement for certain eVTOL services and support.

Warrants Classified as Liabilities

Private Placement Warrants

Each Private Placement Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to conditions as defined in the Warrant Agreement. The Private Placement Warrants have similar terms as the Public Warrants, except for the $0.01 cash redemption feature. However, in the event a Private Placement Warrant is transferred to a third-party not affiliated with the Sponsor (referred to as a non-permitted transferee), the warrant becomes a Public Warrant and is subject to the $0.01 cash redemption feature. If this occurs, the calculation changes for the settlement amount of the Private Placement Warrants. Since the settlement amount depends solely on who holds the instrument, which is not an input to the fair value of a fixed-for-fixed option or forward on equity shares, the Private Placement Warrants are liability classified.

Note 12 – Share-based Payments

During the three months ended June 30, 2023, the Company granted 364,663 restricted stock units (“RSUs”) to executives and eligible employees under the 2022 Stock Incentive Plan ("the Plan"). These RSUs had a grant date fair value of $7.41 per unit and will generally vest and settle in common stock (on a one-for-one basis) one to three years after the grant date. Awards with a one-year vesting period contain performance conditions.

During the three months ended September 30, 2023, the Company granted 101,949 RSUs with a weighted average grant date fair value of $8.84 per unit to Board Members, executives, and eligible employees under the Plan. These RSUs will generally vest and settle in common stock (on a one-for-one basis) one to three years after the grant date. The Company also granted 191,039 RSUs with a weighted average grant date fair value of $9.60 to executives and eligible employees under the Plan. These RSUs will generally vest and settle in common stock (on a one-for-one basis) four years after the grant date and upon achieving certain future market capitalization milestones. Finally, the Company modified the service period for grants issued to certain grantees. The modification shortened the service period from three years to one year. During the three months ended September 30, 2023, the Company recognized additional share-based compensation expense of $268,850 related to the modification.

The Board of Directors determine the vesting conditions for the awards granted, subject to the conditions established in the Plan.

Note 13 – Earnings Per Share

Basic and diluted earnings per share are computed by dividing net loss for the period by the weighted average number of shares outstanding during the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(31,209,845)	$(36,744,722)	$(88,391,854)	$(153,976,295)
Weighted-average shares outstanding - basic and diluted	275,887,223	272,040,343	275,671,199	247,010,044
Net loss per share basic and diluted	$(0.11)	$(0.14)	$(0.32)	$(0.62)

For the three and nine months ended September 30, 2023 and 2022, the basic and diluted weighted-average shares outstanding included penny warrants with either no contingencies or met contingencies, which have not been exercised of 6,750,000 and 9,122,536, respectively.

The following table presents the number of shares excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive:

	September 30,
	2023	2022
Unvested restricted stock units	1,373,260	427,235
Penny warrants subject to unmet contingencies	13,822,536	14,172,536
Warrants "out of the money"	42,749,879	42,749,979
Total	57,945,675	57,349,750

Note 14 – Research and Development

Research and development expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Outsourced services	$25,060,969	$12,866,582	$64,561,834	$29,824,534
Payroll costs	3,412,390	1,310,597	7,111,111	3,621,325
Other expenses	168,706	121,746	318,713	385,031
Total	$28,642,065	$14,298,925	$71,991,658	$33,830,890

Note 15 – Selling, General and Administrative

Selling, general and administrative expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Payroll costs	$2,430,996	$2,318,107	$7,558,165	$6,686,089
Outsourced services	1,907,110	2,789,220	7,022,852	7,832,893
Director & Officers insurance	348,552	969,238	1,908,367	1,615,396
Transaction Costs	-	-	-	6,190,634
Other expenses	348,124	768,480	1,332,823	1,566,999
Total	$5,034,782	$6,845,045	$17,822,207	$23,892,011

Note 16 – Income Taxes

Deferred income taxes are generally recognized, based on enacted tax rates, when assets and liabilities have different values for financial statement and tax purposes. Eve has calculated its income tax amounts using a separate return methodology. Under this method, Eve prepares the financial statements as if it will file separate returns with tax authorities. As a result, Eve’s deferred tax balances and effective tax rate as a stand-alone entity will likely differ significantly from those calculated in the actual consolidated return with Embraer. A valuation allowance is appropriate if it is more likely than not all or a portion of deferred tax assets will not be realized. The calculation of income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations.

The tax loss carryforwards and valuation allowances reflected in the condensed consolidated financial statements are based on a hypothetical stand-alone income tax return basis and may not exist in the ERJ and EAH consolidated financial statements.

Our consolidated effective income tax rate was (3.6)% and (1.4)% for the three months ended September 30, 2023 and 2022, respectively. The effective income tax rate was (1.8)% and (0.4)% for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, Eve has recognized a current income tax expense of $1,574,382 due to a year-to-date income in the Brazilian jurisdiction. The tax rate for 2023 is primarily driven by a full valuation allowance against the Company’s deferred tax assets due to historical and current losses incurred.

Note 17 – Commitments and Contingencies

As of September 30, 2023 and December 31, 2022, the Company was not involved in any material legal proceedings.  The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are reasonably possible, but not probable, will be disclosed in the notes to the condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Research and development expenses	2023	2022	2023	2022
eVTOL	$25,776,932	$12,297,904	$65,601,417	$28,183,054
UATM	1,259,114	1,524,028	3,120,002	4,299,873
Service and Support	1,606,019	476,993	3,270,239	1,347,963
Total	$28,642,065	$14,298,925	$71,991,658	$33,830,890

Note 19 – Subsequent Events

On October 25, 2023, André Duarte Stein, Chief Strategy Officer, informed the Company of his intent to resign from the Company. Mr. Stein’s last day at the Company was November 1, 2023. As a result, the Company expects a reversal of accrued payroll related expenses in the fourth quarter. The reversal will impact the SG&A expense and amounts to approximately $1.3 million. Mr. Stein’s resignation is not the result of any disagreement with the Company with respect to any matter relating to the Company’s operations, policies, or practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information that Eve's management believes is relevant to an assessment and understanding of Eve's consolidated results of operations and financial condition. The following discussion should be read in conjunction with the Company's most recent Form-10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the unaudited condensed consolidated financial statements.

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

Eve’s goal is to be a leading company in the urban air mobility ("UAM") market by taking a holistic approach to developing a UAM solution that includes: the design and production of electric vertical take-off and landing vehicles (“eVTOLs”), a portfolio of maintenance and support services focused on Eve’s and third-party eVTOLs, and a new air traffic management system for eVTOLs, otherwise known as Urban Air Traffic Management (“UATM”) system designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. Eve’s mission is to bring affordable air transportation to all passengers, improve quality of life, unleash economic productivity, save passengers time, and reduce global carbon emissions. Eve plans to leverage its strategic relationship with Embraer to de-risk and accelerate its development plans, while saving costs by utilizing Embraer’s extensive resources.

Eve’s Business Model

Eve plans to fuel the development of the UAM ecosystem by providing a complete portfolio of UAM solutions across three primary offerings:

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

To date, Eve has not generated any revenue, as it continues to develop its eVTOL vehicles and other UAM solutions. As a result, Eve will require substantial additional capital to develop products and fund operations for the foreseeable future. Until Eve can generate any revenue from product sales and services, it expects to finance operations through a combination of existing cash on hand, public offerings, private placements, and debt financings. The amount and timing of future funding requirements will depend on many factors, including the pace and results of development efforts.

Master Service Agreements

EVE UAM, LLC, a Delaware limited liability company (“Eve Sub”) has entered into the Master Service Agreement with ERJ and the Atech MSA with Atech (collectively, the "MSAs"), a Service Agreement with the Eve Brazil, and the SSA with ERJ, EAH and Eve Brazil. Pursuant to the MSAs with ERJ and Atech, each of ERJ and Atech, either directly or through their respective affiliates, will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG (Aircraft on Ground) support, MRO (Maintenance, Repaid and Overhaul) planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and, at Eve’s option, future eVTOL manufacturing services. Eve expects to collaborate with ERJ and leverage ERJ’s expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs, and establish operations. The services provided under the SSA include, among others, corporate and administrative services to Eve. In addition, Eve Sub has also entered into the Data Access Agreement with ERJ and Eve Brazil, pursuant to which, among other things, ERJ has agreed to provide Eve Brazil with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to the Services Agreements.

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

Key Factors Affecting Operating Results

For further discussion on the risks attendant to the Key Factors Affecting Operating Results, see the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K.

Brazilian Economic Environment

The Brazilian government has frequently intervened in the Brazilian economy and occasionally made drastic changes in policy and regulations. The Brazilian government’s actions to control inflation and affect other policies and regulations have often involved, among other measures, increases in interest rates, changes in tax policies and incentives, price controls, currency devaluations, capital controls, and limits on imports. Changes in Brazil’s monetary, credit, tariff and other policies could adversely affect our business, as could inflation, currency and interest-rate fluctuations, social instability and other political, economic or diplomatic developments in Brazil, as well as the Brazilian government’s response to these developments.

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

Development of the UAM Market

Our revenue will be directly tied to the continued development and sale of eVTOL and related services. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We currently anticipate commercialization of our eVTOL services-and-support business beginning in 2025, followed by the commercialization and initial revenue generation from the sale of our eVTOLs beginning in 2026, and our business will require significant investment leading up to launching passenger services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, and commercialization.

We believe one of the primary drivers for adoption of our UAM services is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our UAM services include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge, volatility in the cost of oil and gasoline, availability of competing forms of transportation, such as ground or air taxi or ride-hailing services, the development of adequate infrastructure, consumers’ perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives, and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives or more permanent work-from-home behaviors persist following the COVID pandemic. We anticipate initial operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations. If the market for UAM does not develop as expected, this would impact our ability to generate revenue or grow our business.

Competition

We believe that our primary sources of competition are focused UAM developers and established aerospace and automotive conglomerates developing UAM businesses. We expect the UAM industry to be dynamic and increasingly competitive. Our competitors could get to market before us, either generally or in specific markets. Even if we are first to market, we may not fully realize the benefits we anticipate and we may not receive any competitive advantage or may be overcome by other competitors. If new companies or existing aerospace or automotive conglomerates launch competing solutions in the markets in which we intend to operate and obtain large-scale capital investment, we may face increased competition. Additionally, our competitors may benefit from our efforts in developing consumer and community acceptance for UAM products and services, making it easier for them to obtain the permits and authorizations required to operate UAM services. In the event our project experiences substantial delays, or our current or future competitors overcome our advantages, our business, financial condition, operating results and prospects would be harmed.

Government Certification

We plan to obtain authorizations and certifications for our eVTOL with the Agência Nacional de Aviação Civil (ANAC), Federal Aviation Administration (FAA), and European Union Aviation Safety Agency (EASA) initially and will seek certifications from other aviation authorities as necessary. We will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our related services. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. Should we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.

Initial Business Development Engagement

Since its founding, Eve has been engaged in multiple market and business development projects around the world. Examples of this include two concepts of operation (CONOPS) with Airservices Australia as well as with the United Kingdom Civil Aviation Authority. Both of these market and business development initiatives demonstrated Eve’s ability to create new procedures and frameworks designed to enable the safe scalability of UAM together with our partners. Using these initiatives as a guide, Eve has launched CONOPS in Rio de Janeiro, Miami, Japan, and Chicago, and hopes to launch additional concepts of operation in the United States, Brazil and around the world.

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell over 2,850 of our eVTOL aircraft and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding (MOUs) with more than 28 market-leading partners in segments spanning infrastructure, operations, platforms, utilities, and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business model and drive growth.

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

Components of Results of Operations

Revenue

Eve is a development stage company and has not generated any revenue. We do not expect to generate revenue from eVTOL sales until we obtain regulatory approval of and commercialize our first eVTOL. Projected revenue in 2025 is expected for Service and Support and UATM fees. These eVTOL-related revenue sources are not solely dependent on Eve aircraft, which are not expected to begin production until 2025 and generate revenue until 2026. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our eVTOL.

Operating Expenses

Research and Development Expenses

Research and development activities represent a significant part of Eve’s business. Eve’s research and development efforts focus on the design and development of eVTOLs, the development of services and operations for its vehicles and those operated by third parties, as well as the development of a UATM software platform. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for Eve’s employees focused on research and development activities and costs of consulting, equipment and materials, as well as other related costs, amortization, and an allocation of overhead, including rent, information technology costs and utilities. Eve expects research and development expenses to increase significantly as it increases staffing to support eVTOL aircraft engineering and software development, builds aircraft prototypes, progresses towards the launch of its first eVTOL aircraft, and continues to explore and develop next generation aircraft and technologies.

Eve cannot determine with certainty the timing or duration of, or the completion costs of its eVTOL aircraft due to the inherently unpredictable nature of its research and development activities. Development timelines, the probability of success, and development costs can differ materially from expectations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for employees associated with administrative services such as executive management, legal, human resources, information technology, accounting and finance. These expenses also include certain third-party consulting services, business development, contractor and professional services fees, audit and compliance expenses, insurance costs, facilities costs, and corporate overhead costs, depreciation, rent, information technology costs, and utilities. Selling, general and administrative expenses have increased as Eve ramped up operations and became a public company, which is required to comply with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other rules and regulations. Eve has been incurring and will continue to incur additional costs for employees and third-party consulting services related to operating as a public company and to support Eve’s commercialization efforts.

New Warrants Expenses

Eve issued or agreed to issue new warrants to potential customers, financiers and suppliers. The new warrants exercisable upon the closing of the transaction were recognized by Eve at their respective fair values on this date as an operating expense (since Eve has no current revenue or binding contracts in place). Refer to Note 11 for more details.

Results of Operations (unaudited)

Comparison of Three and Nine Months Ended September 30, 2023 to the Three and Nine Months Ended September 30, 2022:

The following tables set forth statement of operations information for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$28,642,065	$14,298,925	$71,991,658	$33,830,890
Selling, general and administrative	5,034,782	6,845,045	17,822,207	23,892,011
New Warrants expenses	-	17,424,230	-	104,776,230
Loss from operations	(33,676,847)	(38,568,200)	(89,813,865)	(162,499,131)
(Loss)/gain from change in fair value of derivative liabilities	(853,575)	285,000	(9,832,500)	6,127,500
Financial investment income	2,802,189	1,492,292	9,039,037	2,380,240
Other financial gain, net	1,616,035	536,562	3,789,856	635,180
Loss before income taxes	(30,112,198)	(36,254,346)	(86,817,472)	(153,356,211)
Income tax expense	(1,097,647)	(490,376)	(1,574,382)	(620,084)
Net loss	$(31,209,845)	$(36,744,722)	$(88,391,854)	$(153,976,295)

Weighted-average number of shares outstanding – basic and diluted	275,887,223	272,040,343	275,671,199	247,010,044
Net loss per share basic and diluted	$(0.11)	$(0.14)	$(0.32)	$(0.62)

	Y-o-Y Changes for the Three Months Ended		Y-o-Y Changes for Nine Months Ended
	September 30, 2023 vs September 30, 2022		September 30, 2023 vs September 30, 2022
	Changes in $	Changes in %	Changes in $	Changes in %
Operating expenses
Research and development	14,343,140	100%	38,160,768	113%
Selling, general and administrative	(1,810,263)	(26)%	(6,069,804)	(25)%
New Warrants expenses	(17,424,230)	(100)%	(104,776,230)	(100)%
Loss from operations	4,891,353	(13)%	72,685,266	(45)%
(Loss)/gain from change in fair value of derivative liabilities	(1,138,575)	(400)%	(15,960,000)	(260)%
Financial investment income	1,309,897	88%	6,658,797	280%
Other financial gain, net	1,079,473	201%	3,154,676	497%
Loss before income taxes	6,142,148	(17)%	66,538,739	(43)%
Income tax expense	(607,271)	124%	(954,298)	154%
Net loss	5,534,877	(15)%	65,584,441	(43)%

Research and development expenses

Research and development expenses increased by $14.3 million, from $14.3 million in the three months ended September 30, 2022, to $28.6 million in the three months ended September 30, 2023. Research and development expenses increased by $38.2 million, from $33.8 million in the nine months ended September 30, 2022 to $72.0 million in the nine months ended September 30, 2023. This increase in research and development was primarily due to an increase in R&D’s team headcount, whose activities are mainly related to eVTOL, Services & Operations Solutions, and UATM development, as well as higher engineering expenses contemplated in MSA agreements with ERJ and Atech, mainly related to cost of supplies for the development of the prototype vehicle, a full-scale model of Eve’s eVTOL, including batteries, motors, thermal management systems and propellers. Further, additional milestone payments and purchases of parts, equipment and supplies went to suppliers and outside contractors in connection with the continued development of the prototype vehicle.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.8 million, from $6.8 million in the three months ended September 30, 2022, to $5.0 million in the three months ended September 30, 2023. Selling, general and administrative expenses decreased by $6.1 million, from $23.9 million in the nine months ended September 30, 2022 to $17.8 million in the nine months ended September 30, 2023. The decrease in selling, general and administrative expenses was largely driven by the non-recurring nature of several expenses related to the Company’s listing in the New York Stock Exchange (NYSE) on May 9, 2022, including legal, consulting, and marketing expenses.

New Warrants expenses

Expenses related to New Warrants were not incurred during the three and nine months ended September 30, 2023.  New Warrants expenses of $17.4 million and $104.8 million were incurred during the three and nine months ended September 30, 2022, respectively.  The expenses were primarily related to the New Warrants issued to Strategic PIPE Investors at the Closing of the Business Combination, as described in Note 11.

Financial investment income

Financial investment income increased from $1.5 million in the three months ended September 30, 2022, to $2.8 million in the three months ended September 30, 2023. Financial investment income increased from $2.4 million in the nine months ended September 30, 2022, to $9.0 million in the nine months ended September 30, 2023. Eve has invested its cash in short fixed-income instruments of low risk, mostly in US Dollar and high-quality financial institutions.

Other financial gain, net

Other financial gain, net of $0.5 million in the three months ended September 30, 2022, increased to $1.6 million in the three months ended September 30, 2023. Other financial gain, net of $0.6 million as of September 30, 2022 increased to $3.8 million in the nine months ended September 30, 2023.  The increases in gain for both periods were primarily driven by interest income on the Related Party Loan. Eve and Embraer entered into the Related Party Loan agreement on August 1, 2022.  The loan was extended for another one-year term on August 1, 2023.

Loss before income taxes

As a result of the aforementioned factors, loss before taxes on income decreased by $6.1 million, from a loss of $36.3 million in the three months ended September 30, 2022, to a loss of $30.1 million in the three months ended September 30, 2023. As a result of the aforementioned factors, loss before taxes on income decreased by $66.5 million, from a loss of $153.4 million in the nine months ended September 30, 2022 to a loss of $86.8 million in the nine months ended September 30, 2023.

Net loss and comprehensive loss

As a consequence of the aforementioned factors, our consolidated net loss after taxes, decreased by $5.5 million, from a loss of $36.7 million in the three months ended September 30, 2022, to a loss of $31.2 million in the three months ended September 30, 2023. As a consequence of the aforementioned factors, our consolidated net loss after taxes, decreased by $65.6 million, from a loss of $154.0 million in the nine months ended September 30, 2022 to a loss of $88.4 million in the nine months ended September 30, 2023.

Liquidity and Capital Resources

Eve has incurred net losses since its inception and to date has not generated any revenue from the design, development, manufacturing, engineering and sale or distribution of electric aircraft. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of the Closing of the business combination with Zanite Acquisition Corp., Eve received net proceeds from the business combination and PIPE Investment of approximately $329.1 million.  As of September 30, 2023, Eve had cash of $10.1 million, investments in marketable securities of $164.4 million and a related party loan receivable of $81.8 million from EAH. Additionally, on January 23, 2023, the Company secured loans from BNDES for a total of R$490.0 million (approximately $97.9 million, using the exchange rate on September 30, 2023). As of September 30, 2023, Eve drew $11.7 million from the loans, excluding debt issuances costs. The $86.2 million available to be drawn provides total liquidity of approximately $342.5 million. The total liquidity is expected to be sufficient to fund Eve's current operating plan for at least the next twelve months. In addition, Eve will receive the proceeds from any exercise of any warrants in cash, other than a cashless exercise effected in accordance with the terms of such warrants. For additional information, please see “Liquidity and Capital Resources” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report on Form 10-K.

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

Eve intends to continue to use the proceeds received from the Business Combination and the PIPE Investment primarily to fund its research and development activities and other personnel costs, which are our business’ principal uses of cash. In light of the significant number of redemptions that occurred during the business combination, the current trading price for shares of our common stock and the unlikelihood that we will receive significant proceeds from exercises of the warrants because of the disparity between the exercise price of the warrants and the current trading price of the common stock, these funds will likely not be sufficient to enable Eve to complete all necessary development of and commercially launch its eVTOL aircraft. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities and the timing and extent of spending to support development efforts. Until Eve generates sufficient operating cash flow to cover its operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, Eve expects to utilize a combination of equity and debt financing to fund any future capital needs. Currently, no decision has been made as to specific sources of additional funding and Eve may explore different potential funding opportunities including potential long-term debt finance lines with private and public banks, advances and pre-delivery down payments from customers as well as equity and convertible lines. Eve may be unable to raise additional funds when needed on favorable terms or at all. The sale of securities by selling securityholders pursuant to the Prospectus could result in a significant decline in the public trading price of the common stock and could further decrease the likelihood of raising additional funds successfully. If Eve raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If Eve raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

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

Cash Flows

The following table summarizes cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
Net cash used by operating activities	$(69,996,532)	$(38,702,719)
Net cash provided (used) by investing activities	19,831,944	(250,418,721)
Net cash provided by financing activities	10,714,180	352,703,551
Effect of exchange rate changes on cash and cash equivalents	401,663	(17,263)
Net (decrease) increase in cash and cash equivalents	$(39,048,745)	$63,564,848

Net Cash Used by Operating Activities

2023 Compared with 2022

Net cash used by operating activities for the nine months ended September 30, 2023, was $70.0 million versus net cash used of $38.7 million in the nine months ended September 30, 2022, with the change resulting principally from an increase in research and development expenses in 2023, as compared to 2022, partially compensated by higher accounts payable to ERJ.

Net Cash Provided (Used) by Investing Activities

2023 Compared with 2022

Net cash provided by investing activities for the nine months ended September 30, 2023, was $19.8 million versus net cash used of $250.4 million in the nine months ended September 30, 2022. The change results principally from investing capital contributions into interest-bearing marketable securities of $169.0 million and a related party loan receivable of $81.0 million to Embraer Aircraft Holdings (EAH).

Net Cash Provided by Financing Activities

2023 Compared with 2022

Net cash provided by financing activities for the nine months ended September 30, 2023, was $10.7 million versus net cash provided of $352.7 million in the nine months ended September 30, 2022. The change results principally from the proceeds raised from the business combination with Zanite Acquisition Corp. and from PIPE investors in Eve’s public-listing process in May 2022.

As of September 30, 2023, we have drawn approximately $11.3 million, net of fees, from the available loans.

Recent Developments

On October 25, 2023, André Duarte Stein, Chief Strategy Officer, informed the Company of his intent to resign from the Company. Mr. Stein’s last day at the Company was November 1, 2023. Mr. Stein’s resignation is not the result of any disagreement with the Company with respect to any matter relating to the Company’s operations, policies, or practices.

On October 30, 2023, the Board of Directors (the “Board”) of the Company appointed Gerard J. DeMuro as a Class III director of the Board, effective November 1, 2023. Mr. DeMuro was selected as a designee of  Zanite Sponsor LLC (“Zanite”) pursuant to the Stockholders Agreement, dated as of May 9, 2022, by and among the Company, Embraer Aircraft Holding, Inc. and Zanite to fill the vacancy on the Board created by the previously disclosed resignation of Kenneth C. Ricci. The Board has determined that Mr. DeMuro does not qualify as an independent director in accordance with the requirements of the New York Stock Exchange. Mr. DeMuro, however, will participate in the Company’s standard compensation program for non-employee directors, as described in the Company’s 2023 proxy statement filed with the Securities and Exchange Commission on April 10, 2023, provided that (i) Mr. DeMuro will not receive any payments related to his Board service for calendar year 2023 and (ii) his first Board equity grant will occur during the next annual grant cycle. Mr. DeMuro is expected to be named to the Compensation Committee of the Board. At this time, the Company is not aware of any transactions in which Mr. DeMuro has a direct or indirect interest that would require disclosure under Item 404(a) of Regulation S-K.

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

The accounting policies and estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described in the MD&A in our most recent Annual Report on Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interest rate CDI, applicable to our cash equivalent in Brazil, that was invested in Bank Deposit Certificates (“CDB”), (Applications issued by financial institutions in Brazil, immediately available for redemption). As of September 30, 2023, approximately 2.62% of our consolidated cash, cash equivalents and financial investments were indexed to the variation of the CDI rate.

The CDI rate is an average of interbank overnight rates in Brazil. A risk to financial investment income arises from rate fluctuations in the Brazilian interest rates.

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

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains/losses are those denominated in Reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the real to the value of the US Dollar, may adversely affect us, mainly due to the factor that 5% of total assets and 38% of total liabilities are in reais.

The Brazilian currency has, during the last decades, experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. On September 30, 2023, the real appreciated against the US Dollar in comparison to September 30, 2022, reaching BRL5.0076 per US$1.00 as of September 30, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to material weaknesses in our internal control over financial reporting, as previously disclosed in Item 9A “Controls and Procedures” of our most recent Annual Report on Form 10-K, which have not been remediated as of September 30, 2023.

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

As previously disclosed in 9A “Controls and Procedures” of our most recent Annual Report on Form 10-K, we have identified material weaknesses in our internal control over financial reporting. In particular:

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

•	We engaged an outside firm to assist management with the accounting and disclosure of complex accounting transactions that occur during the year.
•	We have identified the root cause of the deficiencies and the related relevant controls to be designed and implemented to timely detect and prevent material errors or omitted disclosures.
•	We have designed and implemented controls to perform an entity level risk assessment and address identified risks related to information and communication processes.
•	We onboarded multiple resources with qualifications, education, certifications and experience to address complex accounting matters.
•	We have provided training to our personnel performing internal control functions in order to enhance their level of understanding over the appropriate design, implementation and effectiveness of controls.
•	Management has begun its procedures to evaluate the design, implementation and operating effectiveness of controls implemented in 2023.

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

Management believes these enhancements, once implemented, will reduce the risk of a material misstatement resulting from the material weaknesses described above. However, it will require a period of time to determine the operating effectiveness of any newly implemented internal controls. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as discussed above, there was no change in our internal control over financial reporting that occurred during the third quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to the section entitled “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. Any of those factors, or additional risk factors not presently known to us or that we currently deem immaterial, could result in a material adverse effect on our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

3.2	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2022).
10.1	Employment Agreement by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda., Eve Holding, Inc. and Johann Bordais, dated September 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVE HOLDING, INC.
Date: November 7, 2023	By:	/s/ Johann Bordais
		Name:	Johann Bordais
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Eduardo Siffert Couto
		Name:	Eduardo Siffert Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

