Form 10-K
period 2023-12-31
Eve Holding, Inc.
filed 2024-03-08
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $286.1 million.

As of March 8, 2024, there were 269,365,708 shares of common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to raise financing in the future;
•	the impact of the regulatory environment and complexities with compliance related to such environment, including changes in applicable laws or regulations;
•	our ability to maintain an effective system of internal control over financial reporting;
•	our ability to grow market share in our existing markets or any new markets we may enter;
•	our ability to respond to general economic conditions;
•	the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
•	our ability to manage our growth effectively;
•	our ability to achieve and maintain profitability in the future;
•	our ability to access sources of capital to finance operations and growth;
•	the success of our strategic relationships with third parties;
•	our ability to successfully develop, certify and commercialize our planned Urban Air Mobility solutions;
•	competition from other manufacturers and operators of electrical vertical take-off and landing vehicles and other methods of air or ground transportation;
•	various environmental requirements;
•	retention or recruitment of executive and senior management and other key employees;
•	reliance on services to be provided by Embraer and other third parties; and
•	other risks and uncertainties described in this Annual Report on Form 10-K, including those under “Risk Factors”

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

Item 1.  Business

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

We are a leading developer of next-generation Urban Air Mobility (“UAM”) solutions. We are developing a comprehensive UAM solution that includes: the design and production of electric vertical take-off and landing vehicles (“eVTOLs”); a portfolio of maintenance and support services focused on our and third-party eVTOLs; and a new Urban Air Traffic Management system designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. We believe we are uniquely positioned to develop, certify and commercialize our UAM solution on a global scale given our aviation heritage, our strategic relationship with Embraer S.A., a Brazilian corporation (“sociedade anonima”) (“ERJ”), our technology and intellectual property portfolio and the experience of our management team and employees, among other factors.

Our eVTOL has successfully completed important development steps, including engineering simulations, subscale test flights, wind tunnel tests and full-scale ground tests, which have enhanced the technological capability and maturity of our eVTOL. We currently expect to reach entry-into-service in the latter half of 2026. We have also begun validating simulations of our fleet operations services model in Brazil, working with partners and utilizing conventional helicopters, to better understand the needs of passengers, partners and community stakeholders that will benefit from our mobility services. We have also engaged with aviation organizations in various cities including Melbourne, Australia; Rio de Janeiro, Brazil; London, United Kingdom; Chicago, Illinois; and Miami, Florida, to develop and simulate a concept of operation (“CONOPS”) to help inform the development of our Urban Air Traffic Management (“UATM”) solution.

We plan to market our eVTOLs globally to operators of UAM services, including fixed-wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators. In addition, we plan to engage with operators of ridesharing platforms to secure committed hours of operation for our eVTOLs. To date, we have established an initial order pipeline of 2,850 vehicles valued at $8.6 billion from 29 launch customers. Our initial order pipeline is based on non-binding agreements and therefore subject to material change, consistent with common aviation practices. We do not plan to hold eVTOLs on our own balance sheet and instead plan to establish partnerships to offer solutions to operating partners. We expect to offer eVTOL service and support capabilities to UAM fleet operators, and we plan to offer our UATM systems primarily to air navigation service providers, fleet operators and vertiport operators.

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

Development of the Urban Air Mobility Market

We believe demand for urban air mobility services is being driven primarily by urbanization, increasing traffic congestion and the development of autonomous mobility technologies. The majority of the world’s population lives in urban settings, and we expect urban populations to continue growing, creating a pressing need for new urban transportation solutions. In addition, traffic congestion imposes a significant cost on society in terms of lost productivity, fuel costs and greenhouse gas emissions, and we believe communities will look to air travel for relief from frustrating and costly traffic jams. Finally, we believe that advances in autonomous technologies in ground vehicles will help to pave the way for autonomous air travel in the future.

Global initiatives to reduce carbon emissions are driving a trend towards electrification in transportation, creating favorable conditions for UAM development. Transportation is a substantial contributing factor to greenhouse gas emissions in the United States, and fuel costs for both automobiles and aircraft have been increasing steadily in recent years. Objectives to reduce carbon emissions and save fuel costs are driving rapid growth in electrified vehicles. In connection with growth in electric and plug-in hybrid electric vehicle sales, rapid advancements in battery technologies used in the automotive sector have the potential to open new applications for electrification in the aviation sector, such as eVTOLs.

Development of the UAM market is also being fueled by a recognition of a compelling consumer value proposition – namely the ability to reduce transit times with a mobility service that is priced competitively with ground transportation alternatives. According to a consumer assessment study that we conducted in 2020, 89% of the over 14,000 consumers we surveyed indicated they would utilize UAM services frequently (either daily, weekly or monthly). In addition, 83% of the consumers we surveyed indicated they would be willing to pay a price premium of at least 1.5x over a taxi service to save commuting time by using UAM services.

UAM services also have the opportunity to address many of the shortcomings of helicopter operations, bringing the benefits of vertical air transportation to mainstream consumers in an affordable, safe and community friendly manner. We currently estimate that our eVTOL design could deliver a 65% savings in direct operating costs compared to conventional helicopters on a piloted basis, and an 85% savings after transitioning to autonomous mode in the future. The operating cost advantage of eVTOLs is expected to translate into affordable ticket prices for general public passengers. In addition, the simplified design and redundant propulsion and electrical systems of eVTOLs are designed to deliver much greater safety levels when compared to helicopters, providing prospective UAM passengers with increased peace of mind. Finally, while helicopters are prohibited from operating near many populated areas due to unacceptable noise generated by their rotors, our eVTOL is being designed with the goal of generating up to a 90% lower noise footprint compared to helicopters, opening the door for vertiports to be conveniently located within urban settings.

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

Our Business Model

We are developing a comprehensive solution that is expected to address each of the major elements required to make UAM services a reality. Key elements of our solution include the following:

eVTOL Production and Design. We are developing an eVTOL that is optimized for the UAM mission. Our eVTOL employs a lift plus cruise design that features eight redundant rotors that provide lift for takeoff, hover and landing, along with a separate forward propulsion system and fixed wing that enables efficient and quiet cruising. Our eVTOL is designed to initially accommodate four passengers and a pilot, with the expected ability to transport up to six passengers without a pilot once autonomous capabilities are introduced. Based on an analysis conducted in collaboration with the Massachusetts Institute of Technology, we expect the range of our eVTOL (100 km at entry into service) will enable us to address 99% of UAM missions within cities and metropolitan areas. Our eVTOL is currently in its development phase with an expected entry into service in the latter half of 2026.

Service and Operations Solutions. We plan to offer a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Our services will be offered on an agnostic basis – supporting both our eVTOL and those produced by third parties. We expect to leverage the global support network of ERJ to deploy our eVTOL services in an efficient, cost-effective and scalable manner. We recognize that vehicle support services are a vital element to enable UAM services to operate effectively and safely, and that high-quality and responsive support is a key purchasing consideration for our targeted customers.

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

We are responsible for designing and delivering each of the three elements of our solutions listed above. However, a portion of these solutions will be developed with ERJ through the Master Service Agreements (“MSA(s)”) and Shared Service Agreement (“SSA”) – (collectively, the “Services Agreements”), which will allow us to deliver our solutions more efficiently and cost-effectively. Through these agreements, ERJ will essentially act as subcontractor to Eve, with Eve remaining ultimately responsible for the Integrated Product Development of the eVTOL. Pursuant to the Services Agreements, we will have access to ERJ’s engineering services, flight test infrastructure, manufacturing resources and established aftermarket network, among other assets, on an as-needed basis at attractive cost-based pricing. In addition, we plan to engage with partners beyond ERJ to assist in delivering our solutions, including our fleet operation services which we plan to design and deliver in collaboration with helicopter and fixed wing operators and ridesharing partners.

As a stand-alone entity, the Company is ultimately responsible for the program management of its planned UAM projects and initiatives, as well as the creation and execution of our business plan.

The Company will also be the face to the customer and, as such, is responsible for all aspects of the business’ sales function, including performing market and user research activities, identifying potential exponential technologies, evaluating consumer insights and analyzing the market forces that impact the UAM ecosystem and its players. Using such insights, the Company is directly responsible for creating a cohesive user experience and ultimately implementing this vision to accelerate the growth of the UAM market and our business.

The Company is also responsible for prospecting and engaging new partners across the eVTOL ecosystem-including infrastructure, energy, platform and assets-as well as identifying business innovation and growth opportunities to generate other products and services ideas that complement our UAM solutions.

Finally, the Company will be the primary point of contact with the applicable airworthiness authorities and will lead the related certification activities. As the holder of the eVTOL Type Certification, the Company will be tasked with maintaining the Type Certification throughout the product life cycle.

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

Our Customers and Partners

We plan to market our eVTOLs globally to operators of UAM services, including fixed wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators. In addition, we plan to engage with operators of ridesharing platforms to secure committed hours of operation for our eVTOLs. To date, we have established an initial order pipeline of 2,850 vehicles valued at $8.6 billion from 29 launch customers.(1) Our initial order pipeline is based on non-binding agreements, consistent with common aviation practices. As of December 31, 2023, our disclosed eVTOL launch customer list includes the following:

Fixed Wing Operators United Airlines Republic Airways SkyWest GlobalX Sydney Seaplanes	Helicopter Operators Avantto Bristow Group Halo Aviation Helisul Aviação Nautilus Aviation Omni Helicopters International	Aircraft Lessors Azorra Falko	Ride Sharing Platforms Blade Urban Air Mobility Blade India Flapper Helipass

(1)	Our pipeline is based on launch orders (including purchase options) and capacity deals that are non-binding and subject to material change. Capacity deals are converted from annual hourly commitments to vehicles assuming 1,000 hours per vehicle per year.

We also recognize that scaling a UAM business requires collaboration from partners spanning the entire ecosystem, including those providing critical technology elements, charging infrastructure, vertiports and financing services. As of December 31, 2023, our partner network includes:

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

Holistic UAM Solution. We have introduced a comprehensive UAM solution that spans three key pillars: eVTOL design and production, eVTOL maintenance and support and UATM systems. Within each of these areas, we believe we have distinct competencies and advantages that uniquely position us for success. By offering a holistic solution, we believe we can accelerate the development of the UAM market, engage UAM stakeholders at a strategic level to help influence the development of the ecosystem and maximize the value we can deliver to our customers and partners. We also believe that our business segments are highly synergistic, so success in one area will fuel growth in other areas.

Strategic Support from ERJ. We believe our relationship with ERJ will allow us to accelerate and de-risk the development of our UAM solution. Through our Services Agreements with ERJ, we will have access to ERJ’s vast resources at specified cost-based rates. We have first-priority access to approximately 5,000 ERJ employees, including 1,600 identified engineers with significant design and aeronautical expertise, with the ability to flex up and flex down resource utilization based on demand. In addition, pursuant to the Services Agreements, we will have a royalty-free license to ERJ’s background intellectual property to be used within the UAM market. We also believe our partnership with ERJ provides us with a significant cost advantage because we can utilize existing resources, such as flight test infrastructure, on an as-needed basis without incurring the cost of a greenfield investment.

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

Significant Revenue Visibility. To date, we have built an order pipeline that consists of 2,850 vehicles valued at $8.6 billion from 29 launch customers based on non-binding agreements. We believe this order pipeline is the largest in the UAM industry in terms of number of vehicles and unique customers. Our order pipeline provides us with a healthy level of revenue visibility, totaling more than our expected aggregate vehicle shipments over our first four years of planned shipments. The strength of our order pipeline gives us confidence in committing the substantial investments required to commercialize our solution and also reflects favorably on the market perception of our UAM solution. We are focused on further expanding our order pipeline through continued engagement with current and prospective customers.

Highly Experienced Management Team and Board. We have assembled a senior leadership team and board of directors with significant levels of experience in the aviation industry. Our CEO, Johann Bordais, led Embraer’s Services & Support business since its foundation in 2016. The rest of our senior leadership team has been handpicked from ERJ to join Eve, after having led more than 30 successful aircraft projects over their careers. The individuals who have joined our Board of Directors include: Luis Carlos Affonso, SVP, Engineering, Technology and Strategy at ERJ; Gerard DeMuro, former Co-CEO of the Company; Michael Amalfitano, CEO of ERJ’s highly successful executive aircraft division; Marion Clifton Blakey, Former CEO of Rolls-Royce North America and Former FAA Administrator; María Cordón, Director of the Strategy & Corporate Development department at Acciona, S.A.; Paul Eremenko, CEO of Universal Hydrogen and Former CTO of Airbus; and Sergio Pedreiro, former Chief Operating Officer of Revlon, Inc. We believe the experience and caliber of our leadership team and Board members is a unique and compelling advantage.

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

eVTOL Technology Considerations

Our technology platform combines a holistic eVTOL aircraft designed for high performance, low operating costs, zero local emissions, low acoustic footprint and a high level of safety. Our aircraft design choice was informed by the view that complex mechanisms, such as the ones used in tilting rotors or wing, significantly increase the challenge of vehicle certification, in addition to increasing unit and operational costs. Additionally, there is an impact on the safety level of a vehicle by adopting tilting mechanisms due to the increased number of failure conditions that the vehicle may experience. Considering that eVTOLs are expected to primarily conduct short missions in metropolitan areas, these safety disadvantages outweigh any energy-efficiency benefits offered by tilting mechanisms, in our view. Therefore, we believe the lift plus cruise configuration that we selected, along with other design choices that aim to simplify our eVTOL, provides a high level of safety with an optimal balance of performance and operational cost.

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

Another key criteria of an eVTOL for urban mobility is the sound emitted by the vehicle in operation. The distributed propulsion utilized in our vehicle enables us to reduce the rotor blade tip speeds when compared to helicopters. The blade tip speed is the most important parameter associated with sound generation, followed by blade loading. The configuration chosen for our vehicle enables a large rotor area, which in turn, contributes to lower noise levels than configurations with smaller rotor areas. This approach, combined with the use of electric motors, which are dramatically quieter than internal combustion engines, makes our vehicle quieter than helicopters, bringing benefits to the communities where it will be operated, in addition to the passengers themselves. Additionally, our eVTOL performs the cruise portion of the mission with the rotors turned off, while generating lift from the fixed wing, which significantly decreases vehicle noise during this phase of the flight. Finally, rotor impulsivity, an important contributor to helicopter noise, will not be present in our eVTOL noise signature, which is another significant benefit.

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

Finally, our vehicle will begin its operations with a pilot onboard and is expected to evolve to an autonomous vehicle once the maturity level of the technology of both onboard systems and air traffic management systems support autonomous flights. We believe that initiating operations with a pilot onboard increases safety and robustness in an ecosystem that will be under development with respect to the air traffic management and technology employed in the vehicles. As the technology, vehicle and ecosystem evolve, pilot functions are expected to be gradually assumed by the aircraft systems, decreasing pilot workload until the fully autonomous operation of the vehicle can be executed, both safely and effectively.

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

Manufacturing

To support our manufacturing needs, we have entered into a MSA and a SSA with ERJ and a MSA with Atech, pursuant to which Eve will be able to secure, among other things, manufacturing support and software development services from ERJ and its subsidiaries for an initial term of 15 years with ERJ and 10 years with Atech.

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

As of December 31, 2023, we had 38 trademark registrations granted and three trademark applications that are pending, as well as 16 other trademark registrations which are pending in the U.S. and Brazil. Our trademarks are generally renewed at the end of their validity period, which usually runs for ten years from the date of registration.  As of December 31, 2023, considering our utility and design patent portfolios, we had filed 30 patent and industry design applications and had been granted nine patents and ten designs primarily related to eVTOL vehicle technology, such as rotor configurations, cruise rotor control for performance and safety, and a flight control solution.

We regularly review our development efforts to assess the existence and patentability of new inventions, and we are prepared to file additional patent applications when we determine it would benefit our business to do so.

Governmental Regulation

We have applied to ANAC, as the primary aviation authority, to certify our aircraft, and plan to subsequently apply to FAA and EASA as validating authorities of the primary certification. The Company may pursue certification in other countries after these three certifications have been obtained, if obtained at all. We will be supported in this process by ERJ, which has vast experience certifying fixed wing aircraft with ANAC, FAA and EASA. Using this experience, together with our strategies to accelerate the development of new products and technologies, we are confident in meeting our proposed certification schedule.

On February 3, 2022, ANAC accepted the Company's eVTOL Type Certificate application establishing the certification basis requirements under the performance-based Brazilian Civil Aviation Regulation (RBAC) no. 23 with other requirements or special conditions added to cover all aspects of the mission profile. In December 2023, ANAC published the Company’s proposed airworthiness criteria for public consultation. The public consultation period closed in February 2024, and the ANAC is now analyzing any feedback received. The Company believes this is an important milestone in the path towards the eVTOL certification that the Company seeks. The Company’s eVTOL certification basis is also being discussed with the FAA (as the validating aviation authority), with the expectation to also have the performance-based requirements from 14 CFR Part 23 (amendment 64) as the validating certification basis. EASA SC-eVTOL is applied as category enhanced for commercial purposes in the European market and the Company is working to have a common certification basis with the main aviation authorities under bilateral and/or multi-lateral agreements.

All aspects of our eVTOL operations are being developed in alignment with current aerospace and transportation regulations worldwide. We are working closely with ANAC, the FAA and EASA to achieve full compliance of all requirements under the applicable certification basis.

Historically, ERJ has successfully achieved certification with all three of these agencies, with additional certifications achieved in other countries as needed. The Company may pursue certification in other countries after the three main certifications have been obtained.

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

Competition

We believe the primary sources of competition for our business are the following:
•	Focused UAM developers, including: Archer Aviation, Beta Technologies, Ehang, Joby Aviation, Lilium, Vertical Aerospace, Volocopter and Wisk; and
•	Established aerospace and automotive companies developing UAM businesses, including: Airbus, Bell Textron, Honda and Hyundai.

In addition, we are likely to face competition in our specific business segments from the following:
•	Service and Operations Solutions – Airbus, Bell Textron and The Boeing Company which have built extensive service and support networks that could compete with our eVTOL support services in the future; and
•	UATM –A number of companies are developing Unmanned Traffic Management (UTM) systems designed to manage unmanned drone flights, which if enhanced to a higher level of safety standard, could potentially compete with our UATM system in the future. However, we do not believe UTM systems are currently designed to perform at the same level of safety, capability and assurance that regulators and the traveling public expect from air traffic management software used for piloted, passenger-carrying aircraft.

We believe the primary factors that will drive success in the UAM market include the following:
•	performance of our eVTOL aircraft relative to both competitive eVTOL aircraft and traditional aircraft;
•	the ability to certify the aircraft in a timely manner;
•	the ability to manufacture efficiently at scale;
•	the ability to partner with certified third parties to operate our and third parties’ eVTOL aircraft and scale the service adequately to offer affordable end-user pricing;
•	the ability to offer UAM services, directly or indirectly by partnering with third parties, and routes that provide adequate value to customers;
•	the ability to develop or otherwise capture the benefits of next-generation technologies; and
•	the ability to deliver products and services at a high-level of quality, reliability and safety.

Human Capital

As of December 31, 2023, we had 180 full-time employees, 115 of which were members of our engineering workforce. We also note that our direct headcount does not include up to 524 ERJ employees that we have first priority access to under the MSA with ERJ. Our strategy is to maintain a lean and agile direct employee team at Eve, focused on high value engineering, project management and business development functions, supplemented by a larger pool of ERJ employees available to us on a flexible and cost-effective basis pursuant to the MSAs.

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

Item 1.A.  Risk Factors

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
  Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for UAM services.
  Neither we nor ERJ have manufactured or delivered any eVTOL aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment.
14

  Our eVTOL aircraft may not perform at the level we expect, and may have potential defects, such as higher than expected noise profile, lower payload than initially estimated, shorter range, higher unit cost, higher cost of operation, perceived discomfort during transition phase of flight and/or shorter useful lives than we anticipate.
  We may not be able to produce eVTOL aircraft in the volumes and on the timelines projected.
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
  Although we have a defined strategy for the manufacturing of our aircraft following type certification, we are exposed to a number of risks and uncertainties outside our control.
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
  If our relations with our strategic partners were to deteriorate or terminate, our business could be adversely affected or these parties may act in a manner adverse to us.
  The failure of certain advances in technology such as autonomy or battery density to mature at the rates we project may impact our ability to increase the volume of our service and/or drive down end-user pricing at the rates we project.
  We are an early-stage company with a history of losses, and we expect to incur significant losses for the foreseeable future, and we may not be able to achieve or maintain profitability.
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
15

Risks Related to our Business and Industry

Market & Service

The market for Urban Air Mobility (UAM) has not been established with precision, is still emerging and may not achieve the growth potential we expect, or may grow more slowly than expected.

The UAM market is still emerging and has not been established with precision. It is uncertain to what extent market acceptance will grow, if at all. We intend to initially launch operations in a limited number of metropolitan areas. The success of these markets and the opportunity for future growth in these markets may not be representative of the potential market for UAM in other metropolitan areas. Our success will depend to a substantial extent on regulatory approval and availability of eVTOL technology, investments and development of the ecosystem infrastructure, community acceptance, as well as the willingness of commuters and travelers to widely adopt air mobility as an alternative for ground transportation. If the public does not perceive UAM as beneficial or chooses not to adopt UAM because of concerns regarding safety, affordability, value proposition or for other reasons, then the market for our offerings may not develop, may develop more slowly than we expect or may not achieve the growth potential we expect. As a result, the number of potential fliers using our eVTOL cannot be predicted with any degree of certainty, and we cannot assure that we will be able to operate in a profitable manner in any of our targeted markets. Any of the foregoing could materially adversely affect our business, financial condition, and results of operations.

Growth of our business will require significant investments in the development of the UAM ecosystem, infrastructure, technology and marketing and sales efforts. Our current cash flow has not been sufficient to support these needs. If our business does not generate the level of available cash flow required to support these investments, our results of operations will be negatively affected. Furthermore, our ability to effectively manage growth and expansion of our operations will also require us to enhance our research and development, manufacturing, operational systems, internal controls and infrastructure, human resources policies, and reporting systems. These enhancements will require significant capital expenditures and allocation of valuable management and employee resources.

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

Our success in each market will depend on the local infrastructure and regulations, on our partners’ ability to develop a network of passengers and accurately assess and predict passenger demand and price sensitivity. Demand and price sensitivity may fluctuate based on a variety of factors, including macroeconomic factors, quality of service, negative publicity, safety incidents, corporate reporting related to safety, quality of customer support, perceived political or geopolitical affiliations, or dissatisfaction with our brand, products, and offerings in general. If our commercial partners fail to attract passengers or fail to accurately predict demand and price sensitivity, it will harm our financial performance and our competitors’ products may achieve greater market adoption and may grow at a faster rate than our business.

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

A failure to increase air traffic capacity at and in the airspace serving key markets, including around major airports, in the United States or overseas, could create capacity limitations for our future operations and could have a material adverse effect on our business, results of operations and financial condition. Weaknesses in airspace and air traffic control system worldwide, including the National Airspace System and the Air Traffic Control (“ATC”) system, such as outdated procedures and technologies, could result in capacity constraints during peak travel periods or adverse weather conditions in certain markets, resulting in delays and disruptions to our service. While our aircraft is designed to operate in the National Airspace System under existing rules, our business at scale will likely require airspace allocation for UAM operations. Our inability to obtain sufficient access to the National Airspace System could increase our costs and reduce the attractiveness of our service.

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

We will need to address significant regulatory, political, operational, logistical, and other challenges in order to launch our eVTOLs. We do not currently have infrastructure in place to operate the service and such infrastructure may not be available or may be occupied on an exclusive basis by competitors. We also have not yet received certifications from the FAA, the ANAC, the EASA or other certifications of our aircraft or other required airspace or operational authority and government approvals, which are essential for aircraft production and operation. In addition, our pre-certification operations may increase the likelihood of discovering issues with our aircraft, which could result in delays to the certification of our aircraft. Any delay in the financing, design, manufacture, testing, certification, and launch of our aircraft could materially damage our brand, business, prospects, financial condition and operating results. Aircraft manufacturers often experience delays in the design, manufacture, testing, certification, and commercial release of new aircraft. These delays may result in additional costs and adverse publicity for our business. If we are not able to overcome these challenges, our business, financial condition and result of operations will be negatively impacted and our ability to grow our business will be harmed.

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

Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for UAM services.

Our business will be primarily concentrated on commercializing our eVTOL aircraft, providing agnostic UAM capacity by operating a fleet of eVTOLs together with partners and providing a suite of services including maintenance, technical support and training to our and third parties’ eVTOL aircrafts, which we expect may be vulnerable to changes in consumer preferences, discretionary spending and other market changes impacting discretionary purchases. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, eVTOL passengers may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for air transportation, including UAM services, or could shift demand from our UAM services to other methods of air or ground transportation for which we do not offer a competing service. If we are unable to generate demand or there is a future shift in consumer spending away from UAM services, our business, financial condition and results of operations could be adversely affected.

Aircraft and Production

Neither we nor ERJ have manufactured or delivered any eVTOL aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment.

The UAM Business was launched by ERJ in 2017 and ERJ has a limited operating history in the urban air mobility industry, which is continuously evolving. Our eVTOL aircraft is in the early development stage and we do not expect our first serial vehicle to be produced until the latter half of 2026, if at all. We have no experience in high volume manufacturing of the planned eVTOL aircraft. We cannot assure you that we or our partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our aircraft. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into the UAM industry, including, among other things, with respect to our ability to:

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

Our eVTOL aircraft may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our eVTOL aircraft may have a higher noise profile than we expect or carry a lower payload or have shorter maximum range than we estimate. Our eVTOL aircraft also uses a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced. The ability of our eVTOL aircraft to perform as expected depends on the development of certain components, such as batteries, the technology of which is either currently under development or existing technology never before used in an eVTOL aircraft and therefore not yet proven in operation.

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

We expect to introduce new and additional features and capabilities to the aircraft and our service over time. For example, while our vehicles will begin its operation with a pilot onboard, we project that they will evolve to become uncrewed vehicles over time. If successful, this would reduce the cost of operation related to hiring the crew, although part of the cost reduction will be offset by the need to introduce additional equipment and sensors needed for autonomous flights. As with other areas of the vehicle, we expect to improve the autonomous capabilities of our aircraft through testing and simulations throughout the vehicle development process, since this technology and capability is currently not available for vehicles of this nature. However, we may be unable to develop or certify these upgrades in a timely manner, or at all, which could have a material adverse impact on our business, financial condition, and results of operations.

We may not be able to produce eVTOL aircraft in the volumes and on the timelines projected.

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

We are relying on the ERJ entities to manufacture and assemble our eVTOL aircraft, conforming prototypes, and certification devices that will be used for certification purposes, pursuant to our MSA with ERJ and Atech. The initial terms of the MSAs with Atech and ERJ are expected to end on the 10th and 15th anniversaries of May 9, 2022 (the “Closing Date”), respectively. If ERJ or Atech terminates or fails to renew or to comply with the terms of the respective MSAs, we may not be able to engage other manufacturers and suppliers in a timely manner, at an acceptable price or in the necessary quantities.

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

Although we have a defined strategy for the manufacturing of our aircraft following type certification, we are exposed to a number of risks and uncertainties outside our control.

We have entered into supply agreements with, and expect to rely on ERJ to provide certain services, products, parts and components required to manufacture our aircraft to sell to final customers, and we also may be subject to sole source suppliers for certain parts and other components for which we may be reliant on to achieve our projected high- volume production numbers. This supply chain may expose us to multiple potential sources of delivery failure or component shortages for our aircraft. While we believe that we may be able to establish alternate supply relationships and can obtain replacement components, we may be unable to do so in the short term or at prices that are favorable to us, or at all.

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

The manufacturing facilities of our suppliers or service partners and the equipment used to manufacture our aircraft would be costly and could require substantial lead time to replace and qualify for use. The manufacturing facilities of our suppliers or service partners may be harmed or rendered inoperable by natural or human-made disasters, including earthquakes, flooding, fire and power outages, or by health epidemics, which may render it difficult or impossible for us to manufacture our aircraft for some period of time. The inability to manufacture our aircraft, our aircraft components or the backlog that could develop if the manufacturing facilities of our suppliers or service partners are inoperable for even a short period of time may result in the loss of customers or harm our reputation.

We do not control ERJ or our other suppliers or service partners or such parties’ labor and other legal compliance practices, including their environmental, health and safety practices. If ERJ or our other current suppliers or service partners, or any other suppliers or service partners which we may use in the future, violates U.S. or foreign laws or regulations, we may be subjected to extra duties, significant monetary penalties, adverse publicity, the seizure and forfeiture of products that we are attempting to import or the loss of our import privileges. The effects of these factors could render the conduct of our business in a particular country undesirable or impractical and have a negative impact business, financial condition, and results of operations.

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

Our agreements with potential customers for our eVTOL aircraft are non-binding and constitute all of the current orders for our aircraft. Such orders and agreements are subject to conditions, including the parties reaching mutual agreement on certain material terms, such as aircraft specifications, warranties, usage and transfer of the aircraft, performance guarantees, delivery periods and other matters, and entering into definitive agreements. The obligations of such potential customers and strategic partners to consummate any order will arise only after all of such material terms are agreed in the discretion of each party and we enter into definitive agreements with such potential customers. Further, such definitive agreements (if any) will likely be subject to several conditions, including, for example, certification of our aircraft by the ANAC, FAA, EASA or other aviation authorities, and will likely be subject to termination rights. If we do not enter into definitive agreements with our potential customers or, if after entering into definitive agreements, we do not meet any of the agreed conditions or any orders for our aircraft are cancelled, modified or delayed, or otherwise not consummated, or we are otherwise unable to convert our strategic relationships or collaborations into sales revenue, our business, financial condition, and results of operations will be adversely affected.

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

The commercialization of new aircraft requires certain regulatory authorizations and certifications, including Type Certification issued by the FAA under the special class validation process. While we anticipate being able to meet the requirements of any required authorizations and certificates, we may be unable to obtain such authorizations and certifications on our anticipated timeline, if at all. Should we fail to obtain any of the required authorizations or certificates in a timely manner, or if any such required authorizations or certificates are modified, suspended or revoked after we obtain them, we may be unable to launch our eVTOL and related services on our anticipated timeline, if at all, which would have material adverse effects on our business, financial condition, and results of operations.

Changes in government regulation imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

Aerospace manufacturers are subject to extensive regulatory and legal requirements that involve significant compliance costs. The ANAC, FAA, EASA and other regulators may issue regulations relating to the operation of eVTOL aircraft that could require significant expenditures. Implementation of the requirements created by such regulations may result in increased costs for our customers and us and may delay the launch of our eVTOL and related services on our anticipated timeline, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Our business is subject to stringent U.S. import and export control laws and regulations as well as economic sanctions laws and regulations. We are required to import and export our products, software, technology and services, as well as run our operations in the United States, in full compliance with such laws and regulations,  which may include the EAR, the International Traffic in Arms Regulations (“ITAR”), and economic sanctions administered by the Department of State and the Treasury Department’s Office of Foreign Assets Control (OFAC). Similar laws that impact our business exist in other jurisdictions. These foreign trade controls prohibit, restrict, or regulate our ability to, directly or indirectly, export, deemed export, re-export, deemed re-export or transfer certain hardware, technical data, technology, software, or services to certain countries, territories, entities, individuals and end users. If we are found to be in violation of these laws and regulations, it could result in civil and criminal, monetary and non-monetary penalties, the loss of export or import privileges, debarment and reputational harm. While none of our current technologies require us to maintain a registration under ITAR, we may become subject to ITAR in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

Macroeconomic

The eVTOL aircraft industry may not continue to develop, eVTOL aircraft may not be adopted by the market or our independent third-party aircraft operators, eVTOL aircraft may not be certified by transportation authorities or eVTOL aircraft may not deliver the expected reduction in operating costs, any of which could adversely affect our prospects, business, financial condition, and results of operations.

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

There are several existing laws, regulations and standards that may apply to eVTOL aircraft, including standards that were not originally intended to apply to electric aircraft. Regulatory changes that address eVTOL aircraft more specifically could delay our ability to receive type certification by transportation authorities and thus delay our independent third-party aircraft operators’ ability to utilize eVTOL aircraft for their flights. In addition, there can be no assurance that the market will accept eVTOL aircraft, that we will be able to execute on our business strategy, or that our offerings utilizing eVTOL aircraft will obtain the necessary government operating authority or be successful in the market. There may be heightened public skepticism to this nascent technology and its adopters. There could be negative public perception surrounding eVTOL aircraft, including the overall safety and the potential for injuries or death occurring as a result of accidents involving eVTOL aircraft, regardless of whether any such safety incidents occur involving us. Any of the foregoing risks and challenges could adversely affect our business, financial condition, and results of operations.

Intellectual property violations may adversely affect us.

We rely on patent, copyright, trademark and trade secret laws, and agreements with our employees, customers, suppliers and other parties, to establish and maintain our intellectual property rights in technology and products used in our operations. Despite these efforts to protect our intellectual property rights, any of our direct or indirect intellectual property rights could be challenged, invalidated or circumvented. In addition, although we believe that we lawfully comply with the intellectual property rights granted to others, we may be accused of infringement or misappropriation on occasion and could have claims asserted against us in the future. These claims could harm our reputation, lead to fines and penalties and prevent us from offering certain products or services. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, hurt our reputation and/or require us to enter into licensing arrangements. We may not be able to enter into these licensing arrangements on acceptable terms. If any infringement brought against us is successful, an injunction may also be ordered against us to stop infringing, or otherwise violating, the alleged rights, which could adversely affect us, our research and/or production.

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

If our relations with our strategic partners were to deteriorate or terminate, our business could be adversely affected or these parties may act in a manner adverse to us.

If our relations with our strategic partners were to deteriorate or terminate, the other party may act in a manner adverse to us and could limit our ability to implement our strategies. Our collaborators or strategic partners may develop, either alone or with others, products in related fields that are competitive with our products. Specifically, conflicts with ERJ may adversely impact our ability to develop and certify the eVTOL, while conflicts with Atech may adversely impact our ability to successfully provide UAM services. While ERJ has agreed in the BCA not to compete with the Company with respect to certain actions related to the UAM market following the business combination, such non-compete only applies for three years from the Closing Date with respect to activities in the European Union and five years from the Closing Date with respect to activities elsewhere in the world, and ERJ may still pursue certain investment opportunities related to the UAM Business under the terms of the BCA. Such conflicts with our strategic partners may result in adverse effects on our business, financial condition and results of operations.

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

We are an early-stage company with a history of losses, and we expect to incur significant losses for the foreseeable future, and we may not be able to achieve or maintain profitability.

We have incurred significant losses since inception. We incurred net losses of $127.7 million, $174.0 million, and $18.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. We have not yet started commercial operations, and it is difficult for us to predict our future operating results. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin deliveries of our eVTOL aircraft, which are not expected to begin until the latter half of 2026 and may occur later or not at all. Even if we are able to successfully develop and sell our aircraft, there can be no assurance that they will be financially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our aircraft, which may not occur. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

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

We may be unable to make certain advances in technology, such as uncrewed flying technologies, or such technologies may not mature or be commercially available at the rates projected, which could adversely affect our business, financial condition and results of operations.

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

We are dependent on our senior management team and other highly skilled personnel, and if we are not successful in attracting, engaging and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

From time to time, there is significant competition within the aviation industry for skilled personnel in general and engineers in particular. To the extent this competition re-emerges, we may be unable to recruit, and retain the necessary number of highly skilled engineers and other personnel we require. Failure to coordinate our resources in a timely manner or to attract and retain skilled personnel could slow down our development efforts and cause delays in production and deliveries of our products and services, which would adversely affect us.

Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop and retain a sufficient number of other highly skilled personnel. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and harm our business, financial condition and results of operations. Additionally, our business, financial condition and results of operations may be adversely affected if we are unable to attract and retain skilled employees to support our operations and growth.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company prior to the business combination, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a)(19) of the Securities Act of 1933 ("Securities Act"). As a public company, we are also subject to the reporting requirements of the Securities Exchange Act of 1934 ("Exchange Act"), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel are devoting a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and may make other activities more time-consuming and costly, which may increase our net loss. For example, we expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

There is a shortage of pilots that is expected to exacerbate over time as more pilots in the industry approach mandatory retirement age. Similarly, trained and qualified aircraft mechanics are also in short supply. This will affect the aviation industry, including UAM services and more specifically, our business. Our business is dependent on our operating partners’ ability to recruit and retain pilots qualified to operate our aircraft and mechanics qualified to perform the requisite maintenance activities, either or both of which may be difficult due to the corresponding personnel shortages. If our partners who will operate our fleet of eVTOLs are unable to hire, train, and retain qualified pilots and qualified mechanics, our business could be harmed, and we may be unable to implement our growth plans.

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

Prior to the consummation of the business combination, our operations and capital expenditures were financed primarily with ERJ’s available cash. On January 23, 2023, EVE Soluções de Mobilidade Aérea Urbana, Ltda. (“Eve Brazil”), a Brazilian limited liability company and a wholly owned subsidiary of the Company, entered into a loan agreement with Banco Nacional de Desenvolvimento Econômico e Social – BNDES, Brazilian Development Bank (“BNDES”), pursuant to which, subject to the conditions set forth therein, BNDES agreed to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490 million (approximately $101.2 million), to support the first phase of the development of the Company’s eVTOL project. Eve Brazil has started to withdraw from these two lines of credit from BNDES in September 2023 to pay for the development services provided by Embraer under the Master Services Agreement with Eve. Eve Brazil expects to continue to access those lines during 2024. In the future, we could be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. In addition, any significant disruption and volatility of global financial markets could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

EAH is a majority stockholder of the Company. The concentration of ownership may affect the market demand for Eve Holding shares.

EAH holds a significant majority of the Company’s shares of common stock. While EAH maintains such holding, and as a consequence of such holding, EAH will have substantial influence over the Company’s business, including decisions regarding mergers, consolidations, the sale of all or substantially all of its assets, election of directors, declaration of dividends and other significant corporate actions. As the controlling stockholder, EAH may take actions that are not in the best interests of the Company’s other stockholders. These actions may be taken in many cases even if they are opposed by the Company’s other stockholders. In addition, this concentration of ownership may discourage, delay or prevent a change in control which could deprive stockholders of an opportunity to receive a premium to the trading price for the shares as part of a sale of the Company.

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

•              commodity prices;

•              public health, including as a result of epidemics and pandemics;

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

Furthermore, Brazil’s former President Jair Bolsonaro’s COVID-19 responses were strongly criticized in Brazil and abroad. COVID-19 had disruptive effects that enhanced political uncertainty in Brazil, especially considering political discussions that culminated in the dismissal or resignation of Brazilian Federal Ministers, as well as the corruption accusations against former President Jair Bolsonaro.

On April 14, 2021, the Brazilian Senate established a parliamentary commission (Comissão Parlamentar de Inquértio, or CPI), to investigate the alleged mishandling of public funds assigned to combat COVID-19 effects in Brazil. Endorsed by the Brazilian Supreme Court Minister, Luis Roberto Barroso, CPI’s purpose is to investigate actions and omissions by the Brazilian federal government while fighting the pandemic, as well as the healthcare system collapse in the State of Amazonas in early 2021.

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

The recent economic instability in Brazil has contributed to a decline in market confidence as well as a deterioration in the political environment. The current administration promised during the electoral campaign to be committed to a strong anticorruption agenda and a liberal economic view. However, due to the fragmented legislation and different views within the administration, there are uncertainties in the market regarding the future of these two branches of the government, which can lead to increases in volatility and risks to the economy.

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

The Brazilian currency (Brazilian real) has, during the last decades, experienced frequent and substantial variations in relation to the U.S. dollar and other foreign currencies. In 2018, the real depreciated against the U.S. dollar in comparison to December 31, 2017, reaching R$3.8748 per U.S.$1.00 as of December 31, 2018. In 2019, the real depreciated against the U.S. dollar in comparison to December 31, 2018, reaching R$4.0307 per U.S.$1.00 as of December 31, 2019. In 2020, the real depreciated against the U.S. dollar in comparison to December 31, 2019, reaching R$5.1967 per U.S.$1.00 as of December 31, 2020. In 2021, the real had further depreciated against the U.S. Dollar, reaching R$5.5799 per U.S.$1.00, and in 2022 the real appreciated against the U.S. dollar, reaching R$5.2780 per U.S.$1.00. For 2023 the real appreciated again against the U.S. dollar, reaching R$4.8525 per U.S.$1.00. There can be no assurance that the real will not appreciate or depreciate further against the U.S. dollar or other currencies.

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

Depreciation of the real relative to the prevailing rate of inflation, may adversely affect us, mainly due to the fact that we have a substantial amount of our labor and engineering development costs in Brazil linked to the real and fluctuations of the real relative to inflation, could result in different than expected engineering and selling, general and administrative (SG&A) expenses.

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

Our performance is affected by the overall health and growth of the global economy, specifically in Brazil. In Brazil, GDP growth has fluctuated over the past few years, with contractions of 3.5% and 3.3% in 2015 and 2016, respectively, followed by growth of 1.1% in both 2017 and 2018. In 2019, Brazilian GDP grew by 1.0%, and in 2020, it contracted 4.1%. In 2021, Brazilian GDP grew by 5.0% and in 2022 the growth was 2.9%. For 2023, it is expected that GDP grows 3.0%. Growth is limited by inadequate infrastructure, including potential energy shortages and deficient transportation, logistics and telecommunication sectors, general strikes, the lack of a qualified labor force (particularly in information technology sectors), and the lack of private and public investments in these areas, which limit productivity and efficiency. Additionally, despite the business continuity and crisis management policies currently in place, travel restrictions or potential impacts on personnel due to pandemics may disrupt our business and the markets in which we operate. Any of these factors could lead to labor market volatility and generally impact income, purchasing power and consumption levels, which could limit growth and ultimately have a material adverse effect on us.

Any further downgrading of Brazil’s credit rating could adversely affect the market price of our common stock and debt instruments.

Given the current significance of our Brazil operations to our results of operations as a whole, we may be harmed by investors’ perceptions of risks related to Brazil’s sovereign debt credit rating. Rating agencies regularly evaluate Brazil and its sovereign credit ratings, which are based on a number of factors including macroeconomic trends, fiscal and budgetary conditions, indebtedness metrics and the perspective of changes in any of these factors.

The rating agencies began to review Brazil’s sovereign credit rating in September 2015. Subsequently, the three major rating agencies downgraded Brazil’s investment-grade status:

•	In January 2018, Standard & Poor’s downgraded Brazil’s sovereign debt credit rating from BB to BB-minus with a stable outlook in light of doubts regarding the presidential election and social security reform efforts. In February 2019, Standard & Poor’s affirmed Brazil’s sovereign credit rating at BB-minus with a stable outlook. In December 2019, Standard & Poor’s affirmed Brazil’s sovereign credit rating at BB-minus with a positive outlook. In April 2020, Standard & Poor’s maintained Brazil’s sovereign credit rating at BB-minus and revised the outlook on this rating to stable, which were reaffirmed in November 2021. In December 2023, S&P upgraded Brazil’s long-term ratings to “BB” from “BB-minus”.
•	In April 2018, Moody’s maintained Brazil’s sovereign debt credit rating at Ba2, but changed its prospect from negative to stable, maintaining it in September 2018, citing the expected new government spending cuts. In May 2019, Moody’s affirmed Brazil’s sovereign credit rating at Ba2 and changed the outlook to stable. In May 2020, Moody’s reaffirmed Brazil’s sovereign credit rating at Ba2 with a stable outlook, and in April 2022, Moody’s reaffirmed the same rating and outlook.

44

•

In February 2018, Fitch downgraded Brazil’s sovereign credit rating again to BB-negative, citing, among other reasons, fiscal deficits, the increasing burden of public debt and an inability to implement reforms that would structurally improve Brazil’s public finances. In November 2019, Fitch maintained Brazil’s sovereign credit rating at BB-minus, citing the risk of tax and economic reforms and political instability. In May 2020, Fitch changed its outlook to negative in the context of developments relating to the COVID-19 pandemic, which was reaffirmed in May and in December 2021, and in December 2022. In December 2023, Fitch has affirmed Brazil's Long-Term Foreign-Currency Issuer Default Rating ("IDR") at 'BB' with a stable outlook.

•	As of December 31, 2023, Brazil’s sovereign credit ratings were BB- with a stable outlook, Ba2 with a stable outlook and BB with a stable outlook by S&P, Moody’s and Fitch, respectively, which is below investment grade. Any further downgrading in Brazil’s sovereign credit ratings or our rating may increase the perception of risk of investors and, as a result, increase the future cost of debt issuances, adversely affecting us.

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

The Brazilian ECA, BNDES, together with the Brazilian National Treasury Export Guarantee Fund, offer financing and export credit insurance to our customers under terms and conditions required by the ASU. On January 23, 2023, Eve Brazil entered into a loan agreement with BNDES, pursuant to which BNDES agreed, subject to the conditions set forth therein, to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490 million (approximately $101.2 million), to support the first phase development of the Company’s eVTOL project. Any future reduction or restriction to the Brazilian export financing program, and any increase in our customers ’ financing costs for participation in this program, above those provided in the ASU’s base financial agreement, may cause the cost-competitiveness of our aircraft to decline. Other external factors may also impact our competitiveness in the market, including, but not limited to, aircraft OEMs from countries which are not signatories to the ASU agreement offering attractive financing packages, or any new government subsidies supporting any of our major competitors.

Risks Related to the Business Combination

Warrants will become exercisable for the Company’s common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

There are 11,499,879 outstanding public warrants to purchase 11,499,879 shares of common stock at an exercise price of $11.50 per share, which warrants became exercisable on June 8, 2022. In addition, there are 14,250,000 private placement warrants outstanding exercisable for 14,250,000 shares of common stock at an exercise price of $11.50 per share, which warrants became exercisable on June 8, 2022. Moreover, the Company has issued or has agreed to issue new warrants, that are or will be, as applicable, exercisable for (i) 24,095,072 shares of common stock at an exercise price of $0.01 per share ("Penny Warrants"), either without contingencies or contingent on the achievement of certain milestones, (ii) 12,000,000 shares of common stock at an exercise price of $15.00 per share without contingencies and (iii) 5,000,000 shares of common stock at an exercise price of $11.50 per share without contingencies. Since the Business Combination, 3,672,536 Penny Warrants have been exercised. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of the Company’s common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock, the impact of which is increased as the value of our stock price increases.

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

Historical trading closing prices for our shares of common stock have varied between a low of approximately $5.45 per share on June 28, 2022, to a high of $12.38 per share on September 21, 2022, but have not approached the $18.00 per share threshold for redemption (which, as described above, would be required for 20 trading days within a 30 trading-day period after they become exercisable and prior to their expiration, at which point the public warrants would become redeemable). In the event that the Company elects to redeem all of the redeemable warrants as described above, the Company will fix a date for the redemption. Notice of redemption will be mailed by first class mail, postage prepaid, by us not less than 30 days prior to the redemption date to the registered holders of the public warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the applicable warrant agreement shall be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the redeemable warrants will be notified of such redemption by our posting of the redemption notice to Depository Trust Company.

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

We may face litigation and other risks as a result of prior material weaknesses in our internal control over financial reporting.

Following the issuance of the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies on April 12, 2021, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31,  2020. We identified material weaknesses in our internal control over financial reporting related to the accounting for certain financial instruments issued in connection with Zanite's initial public offering ("IPO") in November 2020. In addition, in September 2022, the Company reviewed its accounting for certain warrants to acquire an aggregate of 24,200,000 shares of common stock that were issued and became exercisable at the closing on May 9, 2022, of the transactions contemplated by the BCA. The Company also reviewed the accounting for certain warrants to acquire an aggregate of 200,000 shares of common stock that are issuable and exercisable pursuant certain future milestones. On September 23, 2022, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after considering the recommendations of management regarding the accounting treatment for the warrants described above, concluded that the Company’s consolidated financial statements as of and for the year ended December 31, 2021, and condensed consolidated financial statements as of and for the three months ended March 31, 2022, and as of and for the three and six months ended June 30, 2022, should be restated and should no longer be relied upon.

As a result of prior material weaknesses, the restatement of our financial statements, the change in accounting for the warrants, the forward contract to issue additional warrants, and the common stock, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of December 31, 2023, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business financial condition, and results of operations.

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

Factors affecting the trading price of our securities may include:

•	the realization of any of the risk factors presented in this Annual Report on Form 10-K;
•	actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to us;

•	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, adjusted EBITDA, results of operations, level of indebtedness, liquidity or financial condition;
•	changes in the market’s expectations about our operating results;
•	failure to comply with the requirements of NYSE;
•	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•	the public’s reaction to our press releases, its other public announcements and its filings with the SEC;
•	broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•	speculation in the press or investment community;
•	success of competitors;
•	operating results failing to meet the expectations of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	ability to market new and enhanced products and services on a timely basis;
•	changes in laws and regulations affecting our business;
•	changes in accounting principles, policies and guidelines;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	the volume of shares of our common stock available for public sale;
•	any major change in our board or management;
•	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our securities;
•	sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations; and
•	other events or factors, including those resulting from infectious diseases, health epidemics and pandemics, natural disasters, acts of war or terrorism or responses to these events.

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

We will rely on certain administrative and other resources of ERJ, including information technology, financial reporting, tax, treasury, human resources, procurement, insurance and risk management and legal services, to operate our business. In connection with the Pre-Closing Restructuring, Eve entered into three MSAs, including one by and between Eve and ERJ and another by and between Eve and Atech . Pursuant to such MSAs, ERJ and its subsidiaries (other than Eve and its subsidiaries) will supply products and perform certain services, relating to the development, certification, manufacturing and support of eVTOLs. The initial term of the Atech MSA is expected to end on the 10th anniversary of the effective date of such agreement, and on the 15th anniversary of the effective date of such agreement for the MSA with ERJ. Eve also entered into a MSA with the Brazilian Subsidiary pursuant to which the Brazilian Subsidiary will develop and facilitate the execution of a commercial business plan for the strategic development of the UAM Business on behalf of Eve. In addition, Eve and the Brazilian Subsidiary entered into a SSA with ERJ and EAH pursuant to which the ERJ entities (other than Eve and its Subsidiaries) will provide certain corporate and administrative services to Eve and the Brazilian Subsidiary. The initial term of the SSA with ERJ is expected to end on the 15th anniversary of the effective date of such agreement. These services may not be sufficient to meet Eve’s needs and may not be provided at the same level as when the entities comprising Eve were part of ERJ. We and ERJ will each rely on the other to perform our respective obligations under the Services Agreements. If ERJ is unable to satisfy its material obligations under the agreement, or if the agreement is terminated as to any services or entirely, we may not be able to obtain such services at all or obtain the services on terms as favorable as those in the Services Agreements and could, as a result, suffer operational difficulties or significant losses.

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

The UAM Business’ historical financial information included in this Annual Report on Form 10-K has been derived on a carve-out basis from the consolidated financial statements and accounting records of ERJ and does not necessarily reflect what Eve’s financial position, results of operations or cash flows would have been had it been a separate company during the periods presented. The historical costs and expenses reflected in the Combined Financial Statements include an allocation for certain corporate functions historically provided by ERJ, most of which will continue to be provided pursuant to the Services Agreements. These allocations were based on what management considered to be reasonable reflections of the historical utilization levels of these services required in support of Eve’s business. The historical information does not necessarily reflect what the cost of these functions will be to Eve or the Company, as applicable, in the future, pursuant to the Services Agreements or otherwise. For additional information in relation to materially significant related party transactions during the years ended December 31, 2023, 2022, and 2021, see Note 2 and 5 of the consolidated financial statements in this Annual Report on Form 10-K.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years from Zanite's IPO, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by nonaffiliates exceeds $700 million as of June 30 of the prior year, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

Failure to timely and effectively build our accounting systems to effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of a private company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to adequately assess whether our internal control over financial reporting is effective, which may subject us to adverse regulatory consequences and could negatively impact  investor confidence and the market price of our securities.

To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our partners, cause harm to our reputation and brand and could also result in errors in our financial and other reporting.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Risk Management and Strategy

We are subject to a broad range of cybersecurity threats, with varying levels of sophistication. These cyber threats are related to the confidentiality, availability and integrity of our systems and data.

As an indirect subsidiary of ERJ, the Company falls within ERJ’s IT ecosystem and has adopted ERJ’s processes and mechanisms for the assessment, identification and management of risks arising from cybersecurity threats. These processes and mechanisms are based on best practices (such as NIST 800 Special Publication and ISO 27001/2) and undergo periodic reviews to enhance their ability to spot, control, and respond to potential cybersecurity threats. In addition, as part of ERJ’s IT ecosystem, the Company has access to third-party cybersecurity firms and independent auditors to assist in assessing its cybersecurity controls and procedures. The Company conducts security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments, and maintains incident response plans to be utilized in the event that an incident is detected.

Certain of our business partners, such as our suppliers, have access to limited confidential and other sensitive information of ours. The Company follows a third-party cybersecurity risk management process, developed by ERJ, which is designed to help oversee and identify risks from cybersecurity threats associated with the use of third-party service providers.

To date, we are not aware of any risks from cybersecurity threats, including as a result of any previous known cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our efforts to ensure the integrity of our computer systems, software, networks, and other technology assets, we may not be able to anticipate, detect, or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. For additional information on cybersecurity risks, see the risk factors “We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft and customer data processed by our third-party vendors” and “If we or our third-party service providers experience a security breach, or if unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for services may be reduced, and we may incur significant liabilities” in Part I, Item 1A of this Form 10-K.

Governance

We have developed and continue to enhance our cybersecurity governance program to help identify and assess material risks from cybersecurity threats.

Our management team, with involvement and input from our Board of Directors and the Audit Committee, performs enterprise risk assessments annually, or as needed, to help identify and manage key existing and emerging enterprise risks for the Company. Our enterprise risk assessment process seeks to identify both the potential impacts to Eve of a particular risk, and its probability to materialize. Our management team has the overall responsibility for, and oversight of, our Enterprise Risk Management (“ERM”) process, monitoring and managing each of the identified risks, and cybersecurity is among the risks identified and presented to the management team in connection with ERM risk assessments. ERJ’s Chief Information Security Officer (“CISO”) is primarily responsible for the assessment and management of cybersecurity risks. ERJ’S CISO has several years of experience in information security and possesses the requisite education, skills and competence expected of an individual assigned to these duties.

Our Audit Committee is responsible for overseeing our policies, practices, and assessments with respect to risks, such as cybersecurity. Following an ERM risk assessment, any risks identified, including cybersecurity, are presented to the Audit Committee by the management team, with the strategic guidance of the CISO. The Audit Committee makes recommendations to the Board of Directors for cybersecurity risks identified. The Board of Directors and the Audit Committee receive updates throughout the year on enterprise risks, including cybersecurity matters.

Item 2.  Properties

We operate primarily out of facilities located in Eugenio de Melo, Brazil, and, in the United States, Melbourne, Florida. We have a leased facility in Gavião Peixoto, Brazil that has not yet commenced. All of our facilities are located on land that is either owned or leased by ERJ. We have entered into lease agreements with ERJ with respect to each of these facilities.

Item 3.  Legal Proceedings

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “EVEX”.

Holders

As of December 31, 2023, there were sixty holders of record of our common shares.

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

Performance Graph

The following graph shows the performance of an investment of $100 cash on May 10, 2022 (the date our common stock began trading on the NYSE after the Business Combination), through December 31, 2023, for (1) our common stock, (2) the average performance of the common stock of our peers listed in the NYSE (detailed below), (3) Russell 2000 Index and (4) NYSE Arca Airline Index. All values assume reinvestment of the full amount of all dividends, if applicable.

As of December 31, 2023, the comparable companies used are comprised of Archer Aviation Inc. (NYSE: ACHR), Joby Aviation, Inc. (NYSE: JOBY), Vertical Aerospace Ltd. (NYSE: EVTL), Lilium N.V. (Nasdaq: LILM) and EHang Holdings Ltd. (Nasdaq: EH).

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

None.

Use of Proceeds

None.

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that Eve's management believes is relevant to an assessment and understanding of Eve's consolidated results of operations and financial condition. The discussion should be read together with the audited consolidated financial statements for the year ended December 31, 2023 and 2022, and the related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements in this Annual Report on Form 10-K and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the consolidated financial statements.

Discussions of results for the year ended December 31, 2021 and year-to-year comparisons between 2021 and 2022 that are not included in this Form 10-K can be found in our 2022 Annual Report on Form 10-K/A filed with the SEC on May 4, 2023.

Overview

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is an aerospace company with operations in Melbourne, Florida and São Paulo, Brazil. The Company is a former blank check company incorporated on November 19, 2020, under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

Service and Operations Solutions. Eve plans to offer a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Its services will be offered to UAM fleet operators on an agnostic basis – supporting both its own eVTOL and those produced by third parties.

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

Service Agreements

Eve Sub has entered into the Master Service Agreement with ERJ and the Atech MSA with Atech (collectively, the "MSAs"), a Service Agreement with Eve Brazil, and the SSA with ERJ, EAH and Eve Brazil. Pursuant to the MSAs with ERJ and Atech, each of ERJ and Atech, either directly or through their respective affiliates, will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG (Aircraft on Ground) support, MRO (Maintenance, Repaid and Overhaul) planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and, at Eve’s option, future eVTOL manufacturing services. Eve expects to collaborate with ERJ and leverage ERJ’s expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs, and establish operations. The services provided under the SSA include, among others, corporate and administrative services to Eve. In addition, Eve Sub has also entered into the Data Access Agreement with ERJ and Eve Brazil, pursuant to which, among other things, ERJ has agreed to provide Eve Brazil with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to the Services Agreements.

The aforementioned Services Agreements continue to be in full force and effect. Further information about such agreements is set forth in our prospectus, dated January 18, 2023, filed on January 20, 2023, pursuant to Rule 424(b) under the Securities Act, relating to the Registration Statement on Form S-1/A, as amended (File No.333-265337) (the “Prospectus”), in the section entitled “Material Agreements”.

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

Inflation and exchange rate variations affect our monetary assets and liabilities denominated in Brazilian reais. The value of these assets and liabilities as expressed in US Dollars declines when the real devalues against the US Dollar and increases when the real appreciates. In periods of devaluation of the real, we report (i) a remeasurement loss on real-denominated monetary assets and (ii) a remeasurement gain on real-denominated monetary liabilities. For additional information on the effects of exchange rate variations on our financial condition and results of operations, see the section entitled “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Development of the UAM Market

Our revenue will be directly tied to the continued development and sale of eVTOL and related services. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We currently anticipate commercialization of our eVTOL services-and-support business beginning in 2025, followed by the commercialization and initial revenue generation from the sale of our eVTOLs beginning in the latter half of 2026, and our business will require significant investment leading up to launching passenger services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, and commercialization.

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

Government Certification

We plan to obtain authorizations and certifications for our eVTOL with the Agência Nacional de Aviação Civil ("ANAC"), Federal Aviation Administration ("FAA"), and European Union Aviation Safety Agency ("EASA") initially and will seek certifications from other aviation authorities as necessary. We will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our related services. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. Should we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.

Initial Business Development Engagement

Since its founding, Eve has been engaged in multiple market and business development projects around the world. Examples of this include two concepts of operation ("CONOPS") with Airservices Australia as well as with the United Kingdom Civil Aviation Authority. Both of these market and business development initiatives demonstrate Eve’s ability to create new procedures and frameworks designed to enable the safe scalability of UAM together with our partners. Using these initiatives as a guide, Eve has launched CONOPS in Rio de Janeiro, Miami, Japan, and Chicago, and hopes to launch additional concepts of operation in the United States, Brazil and around the world.

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell over 2,850 of our eVTOL aircraft and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding ("MOUs") with more than 28 market-leading partners in segments spanning infrastructure, operations, platforms, utilities, and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business model and drive growth.

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

Recent Developments

Supply Agreement

On October 9, 2023, Eve Sub and ERJ entered into a supply agreement, under which ERJ has agreed to design, develop, industrialize, manufacture, test, provide support for certification at ANAC, EASA, FAA, Transport Canada (“TCCA”) or such other airworthiness authority and supply certain aeronautical products for use or installation on the advanced aircraft with electric vertical takeoff and landing vehicle capabilities, known as EVE-100 eVTOL, that is or will be designed and manufactured by the Company.

Components of Results of Operations

Revenue

Eve is a development stage company and has not generated any revenue. We do not expect to generate revenue from eVTOL sales until we obtain regulatory approval of and commercialize our first eVTOL. Projected revenue in 2025 is expected for Service and Operations Solutions and UATM fees. These eVTOL-related revenue sources are not solely dependent on Eve aircraft, which are not expected to begin production until 2025 and generate revenue until the latter half of 2026. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of our eVTOL.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for employees associated with administrative services such as executive management, legal, human resources, information technology, accounting and finance. These expenses also include certain third-party consulting services, business development, contractor and professional services fees, audit and compliance expenses, insurance costs, facilities costs, corporate overhead costs, depreciation, rent, information technology costs, and utilities. Selling, general and administrative expenses have increased as Eve ramped up operations and became a public company, which is required to comply with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other rules and regulations. Eve has been incurring and will continue to incur additional costs for employees and third-party consulting services related to operating as a public company and to support Eve’s commercialization efforts.

New Warrants Expenses

Eve has issued or agreed to issue new warrants to potential customers, financiers and suppliers. The New Warrants issued upon the Closing, or subsequently agreed to, were recognized by Eve at their respective fair values on this date as an operating expense (since Eve has no current revenue or binding contracts in place). Refer to Note 11 for more details.

Change in Fair Value of Derivative Liabilities

The derivative liabilities relate to the Private Placement Warrants issued by the Company. At the end of each reporting period, the fair value of these warrants is remeasured based on the closing price of the Company's Public Warrants. If the price of the Public Warrants increases, the change in fair value of the Private Placement Warrants will be in a loss position and vice versa. Refer to Note 11 for more information.

Results of Operations

The following tables set forth statement of operations information (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating expenses
Research and development expenses	$105,581	$51,858	$13,280
Selling, general and administrative expenses	23,104	32,856	4,899
New Warrants expenses	1,863	104,776	-
Loss from operations	(130,549)	(189,490)	(18,179)
(Loss)/gain from change in fair value of derivative liabilities	(10,403)	9,548	-
Financial investment income	11,672	5,073	-
Interest income from related party loan	4,385	1,650	-
Other (loss)/gain, net	(945)	122	(77)
Interest expense	(252)	-	-
Loss before income taxes	(126,091)	(173,097)	(18,256)
Income tax expense	1,568	933	-
Net loss	$(127,658)	$(174,030)	$(18,256)

Comparison of years ended December 31, 2023 and 2022:

	Y-o-Y Changes for the Year Ended
	December 31, 2023 vs December 31, 2022
	Changes in $	Changes in %
Operating expenses
Research and development expenses	53,724	104%
Selling, general and administrative expenses	(9,752)	(30)%
New Warrants expenses	(102,913)	(98)%
Loss from operations	58,941	(31)%
(Loss)/gain from change in fair value of derivative liabilities	(19,950)	(209)%
Financial investment income	6,599	130%
Interest income from related party loan	2,735	166%
Other (loss)/gain, net	(1,066)	(876)%
Interest expense	(252)	100%
Loss before income taxes	47,007	(27)%
Income tax expense	635	68%
Net loss	46,372	(27)%

Research and development expenses

Research and development expenses increased $53.7 million in the year ended December 31, 2023. This increase in research and development was primarily due to an increase in R&D’s team headcount, higher engineering expenses contemplated in MSA agreements with ERJ and Atech, and higher expenses related to cost of supplies for the development of the prototype vehicle, a full-scale model of Eve’s eVTOL, including batteries, motors, thermal management systems and propellers. Further, additional milestone payments and purchases of parts, equipment and supplies went to suppliers and outside contractors in connection with the continued development of the prototype vehicle.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $9.8 million in the year ended December 31, 2022, primarily related to the non-recurring nature of several expenses related to the Company’s IPO, including legal, consulting, and marketing expenses incurred in connection with the listing in 2022.

New Warrants expenses

Expenses related to New Warrants decreased $103.0 million in the year ended December 31, 2023, primarily related to the non-recurring New Warrants issued to Strategic PIPE Investors upon the Closing or thereafter, as described in Note 11. New Warrant expense in 2023 was related to contingencies for certain warrants being met during the year.

(Loss)/gain from change in fair value of derivative liabilities

Loss from change in fair value of derivative liabilities increased $20.0 million in the year ended December 31, 2023, related to the increase in value of the Company's Private Placement Warrants.  The Private Placement Warrant value is based on the Company's Public Warrants trading price, which increased in value to $0.98 per warrant as of December 31, 2023, from $0.25 per warrant as of December 31, 2022.

Financial investment income

Financial investment income increased $6.6 million in the year ended December 31, 2023, primarily related to 12 months of financial investment income versus eight months in 2022. Eve has invested its cash in short fixed-income instruments of low risk at high-quality financial institutions, mostly in US Dollars.

Interest income from related party loan

Interest income from related party loan increased $2.7 million in the year ended December 31, 2023, primarily due to 12 months of interest income in 2023 versus five months in 2022.

Other (loss)/gain, net

Other loss, net increased $1.1 million in the year ended December 31, 2023, primarily related to a net decrease in the BRL to USD exchange rate during the year ended December 31, 2023.

Interest expense

Interest expense increased $0.3 million in the year ended December 31, 2023, primarily due to the BNDES Loans that were secured in January 2023. The Company made draws on the loans beginning in the third quarter 2023.

Income tax expense

Income tax expense increased $0.6 million in the year ended December 31, 2023, primarily due to increased intercompany revenue at Eve Brazil on a standalone basis, partially offset by the reversal of the deferred tax asset valuation allowance at Eve Brazil. Intercompany revenue at Eve Brazil is eliminated upon consolidation.

Liquidity and Capital Resources

Eve has incurred net losses since its inception and to date has not generated any revenue from the design, development, manufacturing, engineering and sale or distribution of electric aircraft. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of the Closing of the business combination with Zanite Acquisition Corp., Eve received proceeds from the business combination and PIPE Investment of approximately $357.3 million. In addition, in September 2022, Eve received $15.0 million from United Airlines Ventures, Ltd. (“United”), in connection with a subscription agreement pursuant to which United agreed to subscribe for an aggregate of 2,039,353 shares of common stock and a warrant agreement pursuant to which the Company issued to United new warrants to acquire up to 2,722,536 shares of common stock, each with an exercise price of $0.01 per share.

As of December 31, 2023, Eve had cash of $46.9 million, investments in marketable securities of $111.2 million and a related party loan receivable of $83.1 million from EAH. Additionally, on January 23, 2023, the Company secured loans from BNDES for a total borrowing availability of R$490.0 million (approximately $101.2 million, using the exchange rate on December 31, 2023). As of December 31, 2023, Eve had $26.1 million of debt outstanding, excluding debt issuances costs. The $75.1 million available to be drawn provides total liquidity of approximately $316.3 million. The total liquidity is expected to be sufficient to fund Eve's current operating plan for at least the next twelve months. In addition, Eve will receive the proceeds from any exercise of any warrants in cash, other than a cashless exercise effected in accordance with the terms of such warrants.

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

Eve intends to continue to use their liquidity primarily to fund its research and development activities and other personnel costs, which are our business’ principal uses of cash. In light of the significant number of redemptions that occurred during the business combination, the current trading price for shares of our common stock and the unlikelihood that we will receive significant proceeds from exercises of the warrants because of the disparity between the exercise price of the warrants and the current trading price of the common stock, these funds will likely not be sufficient to enable Eve to complete all necessary development of and commercially launch its eVTOL aircraft. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities and the timing and extent of spending to support development efforts. Until Eve generates sufficient operating cash flow to cover its operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, Eve expects to utilize a combination of equity and debt financing to fund any future capital needs. Currently, no decision has been made as to specific sources of additional funding and Eve may explore different potential funding opportunities including potential long-term debt finance lines with private and public banks, advances and pre-delivery down payments from customers as well as equity and convertible lines. Eve may be unable to raise additional funds when needed on favorable terms or at all. The sale of securities by selling securityholders pursuant to the Prospectus could result in a significant decline in the public trading price of the common stock and could further decrease the likelihood of raising additional funds successfully. If Eve raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If Eve raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

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

Financing Activities

BNDES Loan Agreement

As previously disclosed, on January 23, 2023, Eve Brazil entered into a loan agreement (the “Loan Agreement”) with BNDES, pursuant to which BNDES agreed to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490 million (approximately $101.2 million), to support the first phase of the development of the Company’s eVTOL project. For additional information about the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023.

On December 21, 2023, the Company announced that Bradesco Bank had concluded that the first line of credit under the Loan Agreement aligned with the 2023 Green Loans Principles, which is a set of guidelines issued for structuring loan operations for sustainable purposes. As of December 31, 2023, a total of R$126.2 million (approximately $26.1 million) had been issued to the Company pursuant to the Loan Agreement.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash used by operating activities	$(94,509)	$(59,458)	$(14,886)
Net cash provided (used) by investing activities	66,832	(258,476)	-
Net cash provided by financing activities	24,926	352,704	29,263
Effect of exchange rate changes on cash and cash equivalents	487	-	-
Net (decrease) increase in cash and cash equivalents	$(2,264)	$34,770	$14,377

2023 Compared with 2022

Net Cash Used by Operating Activities

Net cash used by operating activities for the year ended December 31, 2023, was $94.5 million versus net cash used of $59.5 million in the year ended December 31, 2022. The change results principally from an increase in research and development expenses in 2023, as compared to 2022, partially compensated by higher accounts payable to ERJ.

Net Cash Provided (Used) by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023, was $66.8 million versus net cash used of $258.5 million in the year ended December 31, 2022. The change results principally from net redemptions of investments to fund operations of $67.0 million in 2023 compared to investing capital contributions of $177.0 million and the related party loan of $83.0 million to Embraer Aircraft Holdings ("EAH") from Eve Sub during 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023, was $24.9 million versus net cash provided of $352.7 million in the year ended December 31, 2022. The change results principally from the proceeds raised from the business combination with Zanite Acquisition Corp. and the PIPE Investment in May 2022.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities and the reported amounts of expenses during the reporting period. Eve’s estimates are based on our historical experience and on various other factors that Eve believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. While Eve’s significant accounting policies are described in more detail in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, Eve believes the following accounting policies and estimates to be critical to the preparation of Eve’s consolidated financial statements:

Valuation allowance of deferred taxes

The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward period provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets. At December 31, 2023, valuation allowances against deferred tax assets were $395.9 million. Refer to Note 16 to our consolidated financial statements for additional information on the composition of these valuation allowances and information on the $1.7 million deferred income tax benefit resulting from the release of valuation allowances against deferred tax assets in Brazil.

Credit Risk

Financial instruments, which subjects Eve to concentrations of credit risk, consist primarily of cash, cash equivalents, financial investments, and a related party loan receivable. Eve’s cash and cash equivalents and financial investments are held at major financial institutions located in the United States of America and Brazil. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250,000 per depositor per institution). Management believes the financial institutions that hold Eve’s cash and cash equivalents and financial investments are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents and financial investments.

Eve also performs an ongoing evaluation of EAH, our counterparty for the related party loan receivable. No allowance for credit loss has been deemed necessary.

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

We will lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting auditor attestation requirements upon the earlier of the last day of the fiscal year following the fifth anniversary of the date of the completion of Zanite's IPO on November 19, 2020, or (1) we have total annual gross revenue of at least $1.2 billion, (2) we are deemed to be a large accelerated filer, or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interest rate CDI, related to our cash equivalents in Brazil that are invested in Bank Deposit Certificates (“CDB"), which are issued by financial institutions in Brazil and immediately available for redemption. As of December 31, 2023, approximately 2.8% of our consolidated cash equivalents and financial investments were indexed to the variation of the CDI rate.

The CDI rate is an average of interbank overnight rates in Brazil. A risk to financial investment income arises from rate fluctuations in the Brazilian interest rates.

The interest rates on the lines of credit made available by BNDES are fixed or fixed upon drawing the debt, which will reduce unexpected variability of the interest expenses.

Our investment policy is focused on the preservation of capital and supporting the Company's liquidity needs. The Company’s policy for managing the risk of fluctuations in interest rates on financial investments is to maintain a system to measure market risk, which consists of an aggregate analysis of variety of risk factors that might affect the return of those investments.

The exposure to interest rate risk as of December 31, 2023 was as follows (USD, in thousands):

	Risk Factor	December 31, 2023	-50%	-25%	Probable scenario	25%	50%
Cash equivalents and financial investments	CDI	4,385	280	162	44	(74)	(192)

Interest rates considered	CDI	11.8%	5.4%	8.1%	10.8%	13.4%	16.1%

The positive and negative variations of 25% and 50% are applied to the most probable scenario rate.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains/losses are those denominated in reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the real to the value of the US Dollar may adversely affect us, mainly due to the fact that 1% of total assets and 27% of total liabilities are in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of December 31, 2023, the real appreciated against the US Dollar, closing at 4.8413 reais per US $1.00.

The exposure of the financial instruments to foreign currency risk as of December 31, 2023 was as follows (USD, in thousands):

	Risk Factor	December 31, 2023	-50%	-25%	Probable Scenario	25%	50%
Assets
Cash equivalents and financial investments	BRL	4,570	2,234	1,065	(103)	(1,271)	(2,439)
		4,570	2,234	1,065	(103)	(1,271)	(2,439)
Liabilities
Loans and financing	BRL	(13,194)	(6,449)	(3,076)	296	3,669	7,041
Other payables	BRL	(11,703)	(5,720)	(2,729)	263	3,254	6,245
		(24,896)	(12,169)	(5,805)	559	6,923	13,287

Net impact	BRL	(20,327)	(9,935)	(4,739)	456	5,652	10,848

Exchange rates considered (BRL per USD)		4.8413	2.4750	3.7125	4.9500	6.1875	7.4250

The positive and negative variations of 25% and 50% are applied to the most probable scenario rate.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Eve Holding, Inc.:

            Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eve Holding, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

            Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 8, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eve Holding, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, of comprehensive loss, of equity and of cash flows of Eve Holding, Inc. (formerly The Urban Air Mobility Business of Embraer S.A.) (the “Company”) for the year ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

Miami, Florida

March 18, 2022, except for the effects of the restatement discussed in Note 2 (not presented herein) to the combined financial statements, appearing as an exhibit in Eve Holding, Inc.’s Form 8-K/A dated December 12, 2022, as to which the date is December 7, 2022, and except for the consolidation and the recapitalization of equity including EPS discussed in Note 2 (not presented herein), appearing in Eve Holding, Inc.’s 2022 Form 10-K, as to which the date is March 23, 2023.

We served as the Company's auditor from 2021 to 2022.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$46,882	$49,146
Financial investments	111,218	178,782
Related party receivables	191	204
Related party loan receivable	83,042	82,650
Other current assets	889	1,426
Total current assets	242,221	312,207
Non-current assets
Property, plant & equipment, net	547	452
Right-of-use assets, net	508	217
Deferred income tax, net	1,714	-
Other non-current assets	348	-
Total non-current assets	3,118	668
Total assets	$245,339	$312,875

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,571	$2,097
Related party payables	20,208	12,625
Derivative financial instruments	13,965	3,563
Other current payables	13,245	6,648
Total current liabilities	51,989	24,933
Non-current liabilities
Long-term debt	25,764	-
Other non-current payables	2,535	1,020
Total non-current liabilities	28,299	1,020
Total liabilities	80,288	25,953
Commitments and contingencies (Note 18)
Equity
Common stock, $0.001 par value	269	269
Additional paid-in capital	509,448	503,662
Accumulated deficit	(344,667)	(217,008)
Total equity	165,051	286,922
Total liabilities and equity	$245,339	$312,875

The accompanying notes are an integral part of these consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating expenses
Research and development expenses	$105,581	$51,858	$13,280
Selling, general and administrative expenses	23,104	32,856	4,899
New Warrants expenses	1,863	104,776	-
Loss from operations	(130,549)	(189,490)	(18,179)
(Loss)/gain from change in fair value of derivative liabilities	(10,403)	9,548	-
Financial investment income	11,672	5,073	-
Interest income from related party loan	4,385	1,650	-
Other (loss)/gain, net	(945)	122	(77)
Interest expense	(252)	-	-
Loss before income taxes	(126,091)	(173,097)	(18,256)
Income tax expense	1,568	933	-
Net loss	$(127,658)	$(174,030)	$(18,256)

Weighted-average number of shares outstanding – basic and diluted	275,763	254,131	220,000
Net loss per share–basic and diluted	$(0.46)	$(0.68)	$(0.08)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(127,658)	$(174,030)	$(18,256)
Derivative financial instruments - cash flow hedge	-	-	(78)
Total comprehensive loss	$(127,658)	$(174,030)	$(18,334)

The accompanying notes are an integral part of these consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total Equity
Balance at January 1, 2021	220,000	$220	$23,443	$(24,722)	$45	$(1,014)
Net loss	-	-	-	(18,256)	-	(18,256)
Other comprehensive loss	-	-	-	-	(78)	(78)
Contributions from parent	-	-	30,047	-	-	30,047
Balance at December 31, 2021	220,000	$220	$53,490	$(42,978)	$(32)	$10,699
Separation-related adjustment	-	-	(708)	-	32	(676)
Net loss	-	-	-	(174,030)	-	(174,030)
Issuance of common stock	2,039	2	14,998	-	-	15,000
Issuance of common stock upon reverse recapitalization, net	43,392	43	315,283	-	-	315,327
Issuance of New Warrants	-	-	104,776	-	-	104,776
Issuance of common stock for exercised warrants	3,523	4	32	-	-	35
Warrant expenses	-	-	3,282	-	-	3,282
Share-based compensation and issuance for vested awards	140	0	3,301	-	-	3,301
Reclassification of Public Warrants to equity	-	-	10,580	-	-	10,580
Distribution to Parent, net	-	-	(1,373)	-	-	(1,373)
Balance at December 31, 2022	269,094	$269	$503,662	$(217,008)	$-	$286,922
Net loss	-	-	-	(127,658)	-	(127,658)
Issuance of common stock for exercised warrants	150	0	3	-	-	3
Issuance of New Warrants	-	-	1,863	-	-	1,863
Warrant expenses	-	-	480	-	-	480
Share-based compensation and issuance for vested awards	115	0	3,004	-	-	3,005
Other	-	-	436	-	-	436
Balance at December 31, 2023	269,359	$269	$509,448	$(344,667)	$-	$165,051

The accompanying notes are an integral part of these consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(127,658)	$(174,030)	$(18,256)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation, amortization, and loss on disposal	184	25	108
Non-cash lease expenses	84	9	-
Unrealized (gain)/loss on exchange rate changes	(9)	-	-
Long-term incentive plan expense	-	1	150
Share-based compensation	3,292	3,301	-
Warrant expenses	2,343	108,085	-
Change in fair value of derivative financial instruments	10,403	(9,548)	-
Deferred income taxes	(1,714)	-	-
Non-cash tax expense	436	-	-
Changes in operating assets and liabilities
Accrued interest on financial investments, net	564	(1,782)	-
Accrued interest on related party loan receivable, net	(391)	(1,650)	-
Other assets	623	4,840	(6,270)
Related party receivables	(299)	207	(220)
Accounts payable	2,460	1,924	31
Related party payables	7,510	2,864	8,642
Other payables	7,664	6,295	929
Net cash used by operating activities	(94,509)	(59,458)	(14,886)
Cash flows from investing activities
Redemptions of financial investments	219,500	-	-
Purchases of financial investments	(152,500)	(177,000)	-
Related party loan	-	(81,000)	-
Expenditures for property, plant and equipment	(168)	(476)	-
Net cash provided (used) by investing activities	66,832	(258,476)	-
Cash flows from financing activities
Proceeds from issuance of debt	25,453	-	-
Non-creditor debt issuance costs	(243)	-	-
Tax withholding on share-based compensation	(287)	-	-
Capital contribution net of transaction costs reimbursed to Zanite	-	369,830	15,000
Transaction costs reimbursed to parent	-	(15,754)	-
Transfer from parent	-	-	14,263
Distribution to parent, net	-	(1,373)	-
Proceeds from exercised warrants	3	-	-
Net cash provided by financing activities	24,926	352,704	29,263
Effect of exchange rate changes on cash and cash equivalents	487	-	-
Net (decrease) increase in cash and cash equivalents	(2,264)	34,770	14,377
Cash and cash equivalents at the beginning of the period	49,146	14,377	-
Cash and cash equivalents at the end of the period	$46,882	$49,146	$14,377
Supplemental disclosure of cash information
Cash paid for
Interest	$77	$-	$-
Income taxes	$1,762	$970	$-
Supplemental disclosure of other non-cash investing and financing activities
Property, plant & equipment expenditures in accounts payable and other payables	$106	$-	$-
Recognition of the operating lease Right-of-use assets and liabilities	$376	$224	$-
Issuance of common stock for vested restricted stock units	$1,366	$1,585	$-
Additions to capitalized software transferred by parent	$-	$-	$784

The accompanying notes are an integral part of these consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

(FORMERLY EVE UAM, LLC)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unless otherwise specified or per share amounts)

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

On May 9, 2022, the closing (the “Closing”) of the transactions contemplated by the BCA occurred (“Business Combination”). Pursuant to the BCA, Zanite issued 220 million shares of Class A common stock to EAH in exchange for all of the issued and outstanding limited liability company interests of Eve Sub (the “Equity Exchange”). As a result, Eve Sub became a wholly owned subsidiary of Zanite, which changed its name to “Eve Holding, Inc.”

Financing

On December 21, 2021, December 24, 2021, March 9, 2022, March 16, 2022, and April 4, 2022, in connection with the Business Combination, Zanite entered into subscription agreements or amendments thereto (as amended from time to time, the “Subscription Agreements”) with certain investors, including certain strategic investors and/or investors with existing relationships with ERJ (the “Strategic Investors”), Zanite Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and EAH (collectively, the “PIPE Investors”), pursuant to which and on the terms and subject to the conditions of which, Zanite agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to the Closing, an aggregate of 35.7 million shares of Class A common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $357.3 million, which included the commitment of the Sponsor to purchase 2.5 million shares of Class A common stock for a purchase price of $25 million and the commitment of EAH to purchase 18.5 million shares of Class A common stock for a purchase price of $185 million (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.  Upon Closing, all shares of Zanite Class A and Class B common stock were converted into, on a one-for-one basis, shares of common stock of Eve Holding.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company’s management to make estimates and judgments that affected the reported amounts of assets and liabilities and allocations of expenses. These judgments were based on the historical experience, management’s evaluation of trends in the industry and other factors that were deemed relevant at that time. The estimates and assumptions were reviewed on a regular basis and the changes to accounting estimates were recognized in the period in which the estimates were revised. The Company’s management recognizes that the actual results could be materially different from the estimates.

Prior Period Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Basis of Presentation

The Company’s consolidated financial statements included in this report reflect (i) the historical operating results of Eve Sub prior to the Business Combination on May 9, 2022, prepared on a carve-out basis, (ii) the combined results of Eve Sub and Zanite following the Closing, (iii) the assets and liabilities of Eve Sub at their historical cost, and (iv) the Company’s retroactive recast of the equity structure recapitalization including EPS for all periods presented.

Until the Closing date on May 9, 2022, the consolidated financial statements of Eve Sub reflect the assets, liabilities and expenses that management determined to be specifically attributable to Eve Sub, as well as allocations of certain corporate level assets, liabilities and expenses, deemed necessary to fairly present the financial position, results of operations and cash flows of Eve, as discussed further below. Management believes that the assumptions used as basis for the allocations of expenses, direct and indirect, as well as assets and liabilities in the consolidated financial statements are reasonable. However, these allocations may not be indicative of the actual amounts that would have been recorded had Eve operated as an independent, publicly traded company for the periods presented.

The accompanying consolidated financial statements are presented in US Dollars, unless otherwise noted, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities Exchange Commission (“SEC”). All intercompany balances and transactions were eliminated in consolidation. Certain columns and rows may not add due to rounding.

Note 2 – Significant Accounting Policies

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

The Master Service Agreement (“MSA”) and Shared Service Agreement (“SSA”) were executed on December 14, 2021. Beginning January 1, 2022, Embraer started charging Eve Sub for most of the expenses Eve Sub previously carved out. Refer to Note 5 – Related Party Transactions for information regarding these agreements. On the Closing date, Embraer concluded that all relevant assets and liabilities were contributed to Eve Sub. Based on the direct charges under the MSA and SSA and the transfer of assets and liabilities to Eve Sub, the Company determined it to be appropriate to change the carve-out methodology to the legal entity approach.  The legal entity approach is often appropriate in circumstances when the transaction structure is aligned with the legal entity structure of the divested entity.  The Company applied the legal entity approach beginning January 1, 2022 until the Closing date May 9, 2022. For activity after the Closing date, no carve-out adjustments were necessary in preparation of Eve’s consolidated financial statements.

The Company has recorded the impacts of the change in carve-out methodology from the management approach to the legal entity approach  as adjustments (“Separation-Related Adjustments”) to the January 1, 2022 beginning balance sheet and not as a period activity attributable to the year ended December 31, 2022. The January 1, 2022 beginning balance sheet adjustments from the December 31, 2021 balances were as follows:

Separation-Related Adjustments

	December 31,	Separation-Related	January 1,
	2021	Adjustments	2022
ASSETS
Current assets
Cash and equivalents	$14,377	$(0)	$14,377
Related party receivables	220	-	220
Other current assets	6,274	(9)	6,266
Total current assets	20,871	(9)	20,862
Capitalized software, net	700	(700)	-
Total non-current assets	700	(700)	-
Total assets	$21,571	$(708)	$20,862

LIABILITIES AND NET PARENT EQUITY
Current liabilities
Accounts payable	878	(718)	159
Related party payables	8,642	1,110	9,752
Derivative financial instruments	32	(32)	-
Other payables	616	(94)	522
Total current liabilities	10,168	265	10,434
Other non-current payables	703	(298)	405
Total non-current liabilities	703	(298)	405
Total liabilities	10,871	(33)	10,839
Net parent equity
Net parent investment	10,732	(708)	10,024
Accumulated other comprehensive loss	(32)	32	-
Total net parent equity	10,699	(676)	10,024
Total liabilities and net parent equity	$21,571	$(708)	$20,862

Functional and Reporting Currency

Management has concluded that the US Dollar (“US Dollars,” “USD,” or “$”) is the functional and reporting currency of Eve. The balances and transactions of Eve Soluções de Mobilidade Aérea Urbana Ltda. ("Eve Brazil"), a direct wholly owned subsidiary of Eve based in Brazil, that were recorded in a Brazilian reais (“BRL” or “R$”) have been remeasured into the functional currency (USD) before being presented in the consolidated financial statements.

Foreign currency gains and losses are related to transactions with suppliers recognized in USD, but settled in BRL. The financial impact is recognized in “Other (loss)/gain, net” within the consolidated statements of operations.

Property, Plant & Equipment, Net

Property, plant & equipment, net are stated at historical cost less accumulated depreciation. Eve depreciates property, plant & equipment on a straight line basis. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are expensed as incurred.

Valuation of Long-Lived Assets

Long-lived assets, which include property, plant & equipment and right-of-use assets, are reviewed for impairment when events or changes in circumstance indicate that the carrying amount of the long-lived asset group may not be recoverable.

Debt

Debt or borrowings from banks with an original maturity date falling within twelve months will be classified within current liabilities, as well as the current portion of any long-term debt. Debt or borrowings from banks with maturity dates greater than twelve months (long-term debt) will be classified within non-current liabilities, net of any current portion.

Debt Issuance Costs

Debt issuance costs include incremental fees and commissions incurred in connection with the issuance of debt. Generally, these costs are recorded as a contra-liability as a direct deduction from the carrying value of the associated debt liability and amortized over the remaining term of the debt instrument.

Research and Development Expenses

Research and development expenses ("R&D") are focused on design and development of our eVTOL, Service and Operations Solutions, and UATM projects to achieve manufacturing and commercial stage. R&D costs are expensed as incurred and are primarily comprised of engineering services provided by related parties, personnel-related costs for employees focused on R&D activities, supplies, and materials costs. R&D expenditures for the UATM project are related to the development of software to be sold, leased, or otherwise marketed.  These costs are expensed as incurred until technological feasibility is established.

73

Stock Incentive Plans

Until December 31, 2021, Eve carved-out certain amounts related to the ERJ long-term incentive plan ("Embraer Plan"). The Embraer Plan has the objective of retaining and attracting qualified personnel who will make an effective contribution to Eve’s future performance. The plan is a cash-settled phantom shares plan, in which the amounts attributed to the services provided by the participants are converted into virtual share units based on the market value of ERJ’s shares. At the end of the acquisition period the participant receives the quantity of virtual shares converted into BRL, at the shares’ current market value. Eve recognizes the obligation during the acquisition period (quantity of virtual shares proportional to the period) in the same group as the participant’s normal remuneration. This obligation is presented within either "Other current payables” or "Other non-current payables" dependent upon the remaining vesting term.  The fair value is calculated based on the market price of the shares and recorded as “Selling, general and administrative expenses” in the consolidated statements of operations. During 2022, Eve assumed obligations under the Embraer Plan towards certain employees transferred from Embraer to Eve. Eve has its own remuneration plan, the 2022 Stock Incentive Plan.

Eve's Stock Incentive Plan grants its eligible employees, contractors, and directors restricted stock units (RSUs) of our common stock. We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation - Stock Compensation. ASC 718 requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees, contractors, and directors to be based on the grant date fair values of the awards. Expense for awards with service and market conditions begins when a grant date has been determined. Expense for awards with performance conditions begins when a grant date has been determined and the performance condition is considered probable. We estimate the fair value of RSU awards with market conditions using the Monte Carlo simulation option-pricing model, which requires management to make assumptions and judgments.  The fair value of the RSU’s without market conditions equals Eve’s share price on the grant-date. The fair value of awards is recognized as expense over the requisite service period on a straight-line basis. Forfeitures by employees are accounted for when they occur and estimated for non-employees.

Income Taxes

For the US operations, the operating results and related tax positions are a component of either a legal entity and/or a larger group of entities that file tax returns. The tax loss carryforwards generated by the US operation are based on a hypothetical stand-alone income tax return basis and may not exist in the EAH consolidated financial statements. Eve Brazil files a separate income tax return in Brazil, thus, all income tax related balances are based on enacted Brazilian tax law.

The deferred income taxes are generally recognized, based on enacted tax rates, when assets and liabilities have different values for financial statement and tax purposes. Eve has calculated its income tax amounts using a separate return methodology. Under this method, Eve prepares the financial statements as if it will file separate returns with tax authorities. As a result, Eve’s deferred tax balances and effective tax rate as a stand-alone entity will likely differ significantly from those recognized in the actual consolidated return with Embraer. A valuation allowance is appropriate if it is more likely than not all or a portion of deferred tax assets will not be realized. The calculation of income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations.

Eve accounts for uncertain income tax positions recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Other Accounting Policies

See the following notes for other accounting policies impacting the Company's consolidated financial statements:

Note	Title
3	Cash and Cash Equivalents
4	Financial Investments
8	Fair Value Measurements
11	Common Stock Warrants
13	Earnings Per Share
17	Leases
19	Segments

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not currently expect the adoption of this ASU will have a material impact on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This guidance establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing guidance. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, although early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on our consolidated financial statements, but does not expect the adoption of this ASU will have a material impact on the consolidated financial statements and related disclosures.

Note 3 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Bank Deposit Certificates (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less.  Balances consisted of the following:

	December 31,
	2023	2022
Cash	$9,173	$14,447
CDBs	4,385	4,483
Fixed deposits	33,325	30,216
Total	$46,882	$49,146

Note 4 – Financial Investments

Held to maturity (“HTM”) investments are recorded in the consolidated balance sheets at amortized cost. These investments include time deposits with original maturities of one year or less, but greater than 90 days.

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$111,218	$106	$-	$111,324

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$178,782	$-	$(1,128)	$177,654

No allowance for credit losses was recognized as of December 31, 2023 and December 31, 2022.

Note 5 – Related Party Transactions

Relationship with Embraer

In December 2021, Eve and Embraer entered into the Master Service Agreement and Shared Service Agreement, and as a result, Embraer began charging Eve for R&D and SG&A support, respectively. The expenses reflected in the consolidated financial statements may not be indicative of expenses that will be incurred by Eve in the future.

Corporate Costs  Embraer incurs corporate costs for services provided to Eve. These costs include, but are not limited to, expenses for information systems, accounting, treasury, purchasing, human resources, legal, and facilities. These costs benefit Eve, but are not covered under the MSA or SSA. The corporate costs are allocated between the “Research and development expenses” and “Selling, general and administrative expenses” line items of the consolidated statements of operations as appropriate.

Transaction Costs  During the year ended December 31, 2022, Embraer paid for Transaction Costs attributable to Eve Sub. The Transaction Costs comprised, but were not limited to, costs associated with legal, finance, consulting, and auditing services with the objective to effectuate the transaction with Zanite, as described in Note 1. Expenses directly related to the anticipated closing of the transaction with Zanite were capitalized and the remaining expenses were charged to the statement of operations as SG&A expenses.

Master Service Agreement and Shared Service Agreement  In connection with the transfer of the assets and liabilities of the UAM business to Eve Sub, Embraer and Eve Sub entered into the MSA and SSA on December 14, 2021. The initial terms for the MSA and SSA are 15 years. The MSA can be automatically renewed for additional successive one-year periods. The MSA established a fee so that Eve may have access to Embraer’s R&D and engineering department structure, as well as, at Eve’s option, the ability to access manufacturing facilities in the future. The SSA established a cost overhead pool to be allocated, excluding any margin, so that Eve may be provided with access to certain of Embraer’s administrative services and facilities such as shared service centers. In addition, on December 14, 2021, Eve Sub entered into a MSA with Atech Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) (“Atech”) and wholly owned subsidiary of Embraer, for an initial term of 10 years (the “Atech MSA”). Fees under the Atech MSA are for services related to Air Traffic Management, defense systems, simulation systems, engineering, and consulting services.

Development Costs  During 2023, the Company entered into supply agreements with Embraer entities and joint ventures that Embraer is a party to for the purchase components and other materials consumed in development activities.

Related Party Receivables and Payables  Certain employees have transferred from Embraer to Eve. On the transfer date of each employee, all payroll related accruals for the employee are transferred to Eve. Embraer is responsible for payroll related costs prior to the transfer date. Eve recognizes a receivable from Embraer for payroll costs incurred prior to the transfer date in the "Related party receivables" line of the consolidated balance sheets. Fees and expenses in connection with the MSA, SSA, and other costs are payable within 45 days after receipt of the invoice and are recognized in "Related party payables" within the consolidated balance sheets.

Royalty-Free Licenses  Under the MSA and SSA, Eve has a royalty-free license to access Embraer’s intellectual property to be used within the UAM market.

Leases  Eve enters into agreements with Embraer to lease corporate office space and other facilities. Refer to Note 17 for more information.

Related Party Loan  On August 1, 2022, the Company entered into a loan agreement (the “Loan Agreement”) with EAH, a wholly owned U.S. subsidiary of Embraer, in order to efficiently manage the Company’s cash at a rate of return that is favorable to the Company for an  initial term of 12 months. On August 1, 2023, Eve and EAH agreed to amend the Loan Agreement ("Amended Loan Agreement") to extend the term an additional 12 months to August 1, 2024 and increase the fixed interest rate to 5.97% per annum. The aggregate principal amount is still up to $81 million. All accrued interest prior to the amendment was paid. The date may be extended upon mutual written agreement by the Company and Embraer. Any outstanding principal amount under the Loan Agreement may be prepaid at any time, in whole or in part, by EAH at its election and without penalty. The Company may request full or partial prepayment of any outstanding principal amount under the Loan Agreement at any time. Interest income is recognized using the simple interest method. No credit losses were recognized related to the loan during 2023 and 2022.

Related Party Expenses

The following table summarizes the related party expenses for the presented periods:

	Year Ended December 31,
	2023	2022	2021
Research and development	$72,768	$39,267	$13,239
Selling, general and administrative	3,032	8,510	4,572
Total	$75,800	$47,778	$17,811

Note 6 – Other Balance Sheet Components

Property Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2023	2022
Development mockups	$516	$419
Leasehold improvement	167	-
Construction in progress ("CIP")	9	44
Computer hardware	15	13
Total property, plant and equipment	$707	$476
Less: Accumulated depreciation	(160)	(25)
Total property, plant and equipment, net	$547	$452

Depreciation expense for the year ended December 31, 2023, 2022, and 2021 was $0.1 million, less than $0.1 million, and $0, respectively.

Other Current Payables

Other current payables are comprised of the following items:

	December 31,
	2023	2022
Accrued expenses	$7,075	$2,492
Payroll accruals	4,737	4,034
Income tax payable	1,141	-
Other payables	293	123
Total	$13,245	$6,648

Other Non-Current Payables

Other non-current payables are comprised of the following items:

	December 31,
	2023	2022
Advances from customers (a)	$1,284	$800
Payroll accruals	867	42
Other payables	383	178
Total	$2,535	$1,020

(a) Advances from customers relate to customers who have signed non-binding Letters of Intent to purchase eVTOLs.

Note 7 – Debt

On January 23, 2023, Eve Brazil entered into a loan agreement (the “BNDES Loan Agreement”) with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans to Eve Brazil with an aggregate amount of R$490 million (approximately $101.2 million), to support the first phase of the development of the Company’s eVTOL project. All USD approximations use foreign currency exchange rate data as of December 31, 2023.

The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $16.5 million), was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $84.7 million), was denominated in US Dollars, as adjusted on a daily basis by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from May 2027 through February 2035. A one-time fee of approximately $0.4 million was withheld from the initial draw by BNDES.

The Company's long-term debt outstanding as of December 31, 2023 included:

			December 31, 2023
Title	Type	Interest Rate	Carrying Amount
Sub-credit A	Term Loan	4.55%	$13,132
Sub-credit B	Term Loan	(a)	12,937
Long-term debt principal			$26,069
Unamortized debt issuance costs (b)			(305)
Long-term debt			$25,764

(a)	A fixed rate is determined for each draw on the loan, calculated as 1.10% per year plus a fixed rate to be published by BNDES every 15 days in accordance with the BNDES Loan Agreement.
(b)	Excludes $348 thousand in deferred charges related to debt issuance costs that will be recognized pro-ratably when additional funds are drawn.

The long-term debt principal matures as follows:

	Sub-credit A	Sub-credit B
2024	$-	$-
2025	-	-
2026	1,216	-
2027	1,459	1,213
2028	1,459	1,617
Thereafter	8,998	10,107
Total	$13,132	$12,937

As of December 31, 2023, there is approximately $3.4 million and $71.7 million available to be drawn on Sub-credit A and Sub-credit B, respectively. The BNDES loans shall be drawn by Eve Brazil by January 23, 2026. Otherwise, BNDES may terminate the BNDES Loan Agreement and any loans shall be paid no later than February 15, 2035. The BNDES Loan Agreement provides that the availability of such loans are subject to BNDES' rules and regulations and, in the case of Sub-credit A, FNMC’s budget. In the case of Sub-credit B, the loan is subject to rules and regulations of BNDES' financing program, which is subject to funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council. Additionally, the BNDES Loan Agreement provides that the borrowing of any amount under these loans are subject to certain conditions, including, among others, the promulgation of a new law (which condition only applies to the first line of credit), the receipt by BNDES of a guarantee from an acceptable financial institution, absence of any facts that would have a material adverse effect on the economic or financial condition of Eve Brazil, and approval of the project by the applicable environmental entities.

Note 8 – Derivative Financial Instruments

As a result of the Business Combination, Eve began to consolidate Zanite’s assets and liabilities, which included derivative financial instruments related to the Private Placement Warrants. The Company uses the share price of its Public Warrants as the input for the recurring fair value measurement of Private Placement Warrants at the end of each reporting period within the "Derivative financial instruments" line item of the consolidated balance sheets. The Public Warrants are used to remeasure the fair value as they have similar key terms. Refer to Note 9 and 11 for additional information.

During the year ended December 31, 2023, a change in fair value of $10.4 million was recognized as expense within the “(Loss)/gain from change in fair value of derivative financial instruments” line in the consolidated statement of operations. The change in fair value is recorded under operating activities within the consolidated statements of cash flows.

Until December 31, 2021, the Company accounted for certain derivative instruments under the cash flow hedge accounting methodology to hedge against the payroll cash flow volatility attributable to a risk of foreign exchange rate fluctuation associated with highly probable forecast transactions that will affect income or loss for the year. Effective January 1, 2022, no hedging transactions existed as the derivative contracts were not transferred to Eve.

Note 9 – Fair Value Measurements

The Company uses a fair value hierarchy, which has three levels based on the reliability of the inputs, to determine fair value. The Company’s assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical instruments. Level 2 refers to fair values estimated using other observable inputs for the instruments, either directly or indirectly, for substantially the full term of the asset or liability.  Level 3 includes fair values estimated using unobservable inputs for the instruments used to measure fair value to the extent that observable inputs are not available. The carrying amounts of cash and cash equivalents, financial investments, related party receivables, related party loan receivables, other current assets, accounts payable, related party payables, and other current payables approximate their fair values due to the short-term maturities of the instruments.

The fair value of debt was estimated using a discounted cash flow model and other observable inputs. Therefore, deemed to be Level 2. Refer to Note 8 for the methodology for determining the fair value of Private Placement Warrants.

During the year ended December 31, 2023 and 2022, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	December 31, 2023				December 31, 2022
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Placement Warrants	$13,965	$-	$13,965	$-	$3,563	$-	$3,563	$-
Debt	$25,764	$-	$21,273	$-	$-	$-	$-	$-

The Public Warrants were previously classified as liabilities. After the Closing, the Public Warrants were indexed to the Company's own stock. Thus, the Public Warrants were reclassified to equity based on the fair value at Closing, $10.6 million.

Note 10 – Equity

The Company’s common stock and Public Warrants trade on the NYSE under the symbols “EVEX” and “EVEXW”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 269,359,021 and 269,094,021 shares of common stock issued and outstanding as of December 31, 2023 and December 31, 2022, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.  Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through December 31, 2023, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation.  Refer to Notes 11 and 12 for more information, respectively.

Preferred stock may be issued at the discretion of the Company's Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of December 31, 2023 and December 31, 2022, there was no preferred stock issued and outstanding.

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

Warrants Classified as Equity

Public Warrants

Each Public Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, to be exercised only for a whole number of shares of our common stock. The Public Warrants became exercisable 30 days after the Closing (i.e., on June 8, 2022), provided that we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants expire five years after the Closing or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, we may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading days period ending on the third business day before the Company sends the notice of redemption to the warrant holders.  As of December 31, 2023, there are 11,499,879 Public Warrants outstanding.

Upon the Closing, all shares of Zanite Class A and Class B common stock were converted into, on a one-for-one basis, shares of common stock of Eve. As such, in a hypothetical change-in-control scenario, all holders of the stock would receive cash.

New Warrants

The Company has entered into warrant agreements with certain strategic private investment in public equity investors ("Strategic PIPE Investors") and United Airlines Ventures, Ltd. ("United"), pursuant to which and subject to the terms and conditions of each applicable warrant agreement. The Company has issued or has agreed to issue to the Strategic PIPE Investors and United warrants (the "New Warrants") to purchase an aggregate amount of (i) 24,095,072 shares of common stock with an exercise price of $0.01 per share ("Penny Warrants"), (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share, and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share. Warrants with exercise prices of $15.00 and $11.50 per share are defined as Market Warrants.

Because the cash received for the common stock and New Warrants is significantly different from their fair value, management considers such warrants to have been issued other than at fair market value. Accordingly, such warrants represent units of account separate from the shares of common stock that were issued to the Strategic PIPE Investors and United in connection with their respective investment and therefore require separate accounting treatment.

Terms related to the issuance and exercisability of the New Warrants differ among the Strategic PIPE Investors and United and each New Warrant is independently exercisable such that the exercise of any individual warrant does not depend on the exercise of another. As such, management has concluded that all New Warrants meet the criteria to be legally detachable and separately exercisable and therefore freestanding.

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

For the Contingent Warrants, the issuance and vesting of such warrants occurs upon the achievement of certain milestones, which include, as applicable, (a) receipt of the first type certification for eVTOL in compliance with certain airworthiness authorities, (b) receipt of the first binding commitment from a third-party to purchase an eVTOL jointly developed by Embraer and a certain Strategic Investor, (c) being a supplier at entry into service, (d) completion of services related to an engineering services agreement with a certain Strategic Investor (e) receipt of binding commitments from certain Strategic Investors for an aggregate 700 eVTOLs, (f) receipt of an initial deposit to purchase eVTOLs from a certain Strategic Investor, (g) the mutual agreement to continue to collaborate beyond December 31, 2022 with a certain Strategic Investor, (h) the time at which ten vertiports that have been developed or implemented with the services of a certain Strategic Investor have entered operation or are technically capable of entering operation, (i) signature of services and support agreements, and (j) announcement of an investment and establishment of a concept of operations for use of the Company's eVTOL.

The New Warrants were measured at fair value on the grant date (May 9, 2022), except for cases where there has been a modification, where fair value is remeasured on the modification date. The fair value of Penny Warrants was calculated by subtracting $0.01 from Eve’s share price on the grant date. Market Warrants with an exercise price of $11.50 were estimated using the publicly traded Public Warrants as the terms are similar. The Company used a modified Black-Scholes model to value the Market Warrants with an exercise price of $15.00. The valuation model utilizes management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. Forfeitures of New Warrants within the scope of ASC 718, granted to non-employees, are estimated by the Company and reviewed when circumstances change. As of December 31, 2023, there were 37,422,536 New Warrants outstanding.

The following table summarizes the Black-Scholes model inputs and assumptions:

May 9,
Market Warrants with exercise price of $15.00	2022
Share Price (S0)	$11.32
Maturity Date	12/31/2025
Time (T) - Years	3.63
Strike Price (X)	$15.00
Risk-free Rate (r)	2.85%
Volatility (σ)	7.93%
Dividend Yield (q)	0.00%
Warrant Value	$0.11

Warrants Classified as Liabilities

Private Placement Warrants

Each Private Placement Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to conditions as defined in the Warrant Agreement. The Private Placement Warrants have similar terms as the Public Warrants, except for the $0.01 cash redemption feature. However, in the event a Private Placement Warrant is transferred to a third-party not affiliated with the Sponsor (referred to as a non-permitted transferee), the warrant becomes a Public Warrant and is subject to the $0.01 cash redemption feature. If this occurs, the calculation changes for the settlement amount of the Private Placement Warrants. Since the settlement amount depends solely on who holds the instrument, which is not an input to the fair value of a fixed-for-fixed option or forward on equity shares, the Private Placement Warrants are liability classified. As of December 31, 2023, there were 14,250,000 Private Placement Warrants outstanding.

Note 12 – Share-Based Compensation

2022 Stock Incentive Plan

In May 2022 (the “Effective Date”), the shareholders of the Company approved the 2022 Stock Incentive Plan (“the Plan”). The Plan will expire on the tenth anniversary of the Effective Date. The number of common stock shares reserved under the Plan automatically increases on January 1st of each calendar year (each, an “Evergreen Date”) prior to the tenth anniversary of the Effective Date, in amount equal to the lessor of (i) 3% of the total number of shares of Eve common stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) a number of shares of Eve common stock determined by the plan administrator. As of December 31, 2023, the maximum number of shares of common stock reserved for issuance under the Plan is 16.8 million shares.

The awards that have been granted under the Eve 2022 Stock Incentive Plan consists of RSUs for the Company’s common stock, for eligible employees, contractors, and directors. The awards contain service, performance, and/or market conditions that generally vest over 1-5 years. The RSU’s will be settled by the Company with its own common stock upon achievement of the vesting conditions. There is neither repurchase obligations nor restrictions for the grantees to access the shares. The Company is allowed to net settle the award for statutory tax withholding purposes, but in no case exceeding the maximum statutory tax rates in the employees’ relevant tax jurisdictions. Therefore, the RSU’s are classified as equity. As the Plan was approved in 2022, there was no share-based compensation activity for 2021.

The following table summarizes the RSU activity for service-based awards for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Requisite Period Remaining (Years)
Nonvested at December 31, 2022	306	$9.73
Granted	476	$7.71
Vested	(145)	$8.69
Forfeited	(82)	$8.88
Nonvested at December 31, 2023	556	$8.37	1.5

The weighted-average grant date fair value of service-based awards granted during the years 2023 and 2022 was $7.71 and $9.73, respectively.

The following table summarizes the RSU activity for awards with market conditions for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Requisite Period Remaining (Years)
Nonvested at December 31, 2022	611	$16.52
Granted	200	$10.19
Vested	-
Forfeited	(234)	$16.81
Nonvested at December 31, 2023	577	$13.98	3.8

For awards that are tied to market conditions, the grant date fair value was determined based on a Monte Carlo simulation model, which takes into account certain assumptions. The weighted-average assumptions used to value the awards are expected volatility of 53.5% and 49.3%, a risk-free rate of 4.3% and 3.4%, and an expected term of 4.8 years and 4.8 years for awards with market conditions granted during the years ended December 31, 2023 and 2022, respectively. The expected volatility is based on the average implied volatility of publicly traded peer companies in a similar industry with extensive trading history. The final award is determined by the market value of the Company upon vesting and may equal 0% to 200% of the initial award depending on achievement of the market condition. The weighted-average grant date fair value of awards with market conditions during the years 2023 and 2022 was $10.19 and $16.52, respectively.

Share-based compensation plan expense and tax benefits were as follows:

	Year Ended December 31,
	2023	2022
Share-based compensation expense	$3,292	$3,301
Tax benefit	$221	$137

During 2023, the service period for four directors was modified from three years to one. The incremental compensation expense related to this modification was $0.3 million. Additionally, one other award was modified for one employee. The modification affected the awards eligibility as the employee transitioned from employee to director. There was no incremental share-based compensation expense associated with this modification.

As of December 31, 2023, the Company had $9.0 million of total unrecognized compensation expense associated with nonvested awards issued under the Plan. The cost is expected to be recognized over a weighted-average period of 2.7 years.

Note 13 – Earnings Per Share

Basic and diluted earnings per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Diluted net loss per common stock reflects the potential dilution that would occur if securities were exercised or converted into common stock. The effects of any incremental potential common stock are excluded from the calculation of earnings per share if their effect would be anti-dilutive. Contingently issuable shares, including equity awards with performance conditions, are considered outstanding common shares and included in basic and diluted earnings per share as of the date that all necessary conditions to earn the awards have been satisfied. Public and Private Placement Warrants are considered for the diluted earnings per share calculation to the extent they are “in-the-money” and their effect is dilutive. The Company has retroactively adjusted the shares issued and outstanding prior to May 9, 2022, to give effect to the exchange ratio.

For the years ended December 31, 2023, 2022, and 2021, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal for each period.

	Year Ended December 31,
	2023	2022	2021
Net loss	$(127,658)	$(174,030)	$(18,256)
Weighted-average shares outstanding - basic and diluted	275,763	254,131	220,000
Net loss per share basic and diluted	$(0.46)	$(0.68)	$(0.08)

For the year ended December 31, 2023 and 2022, the basic and diluted weighted-average shares outstanding included penny warrants with either no or met contingencies, which have not been exercised of 6.9 million and 6.6 million shares, respectively. There were no penny warrants outstanding as of December 31, 2021.

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive. There were no potentially dilutive securities as of December 31, 2021.

	December 31,
	2023	2022
Unvested restricted stock units	1,132	918
Penny warrants subject to unmet contingencies	13,523	14,173
Warrants "out of the money"	42,750	42,750
Total	57,405	57,840

Warrants that are "out of the money" include Public, Private Placement, and Market Warrants issued to potential financiers and suppliers. Penny Warrants contain various contingencies agreed upon with the potential customers and suppliers. The terms and conditions of the potentially dilutive warrants can be referred to in Note 11.

Note 14 – Research and Development Expenses

Research and development expenses consist of the following:

	Year Ended December 31,
	2023	2022	2021
Outsourced services	$95,226	$44,719	$5,101
Payroll costs	9,856	6,560	7,279
Other expenses	499	579	900
Total	$105,581	$51,858	$13,280

Note 15 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following:

	Year Ended December 31,
	2023	2022	2021
Outsourced services	$9,531	$13,554	$504
Payroll costs	9,340	9,099	1,346
Director & Officers insurance	2,257	2,585	-
Other expenses	1,976	1,428	659
Transaction Costs	-	6,191	2,389
Total	$23,104	$32,856	$4,899

Note 16 – Income Taxes

Loss before income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
U.S.	$(130,645)	$(174,747)	$(6,481)
Non-U.S.	4,554	1,650	(11,774)
Total	$(126,091)	$(173,097)	$(18,256)

Income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current income tax expense
U.S. federal	$436	$-	$-
U.S. state and local	-	-	-
Non-U.S.	2,846	933	-
Total current income tax expense	3,282	933	-
Deferred income tax expense (benefit)
U.S. federal	-	-	-
U.S. state and local	-	-	-
Non-U.S.	(1,714)	-	-
Total deferred income tax expense (benefit)	(1,714)	-	-
Total income tax expense	$1,568	$933	$-

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local taxes	(5.8)%	(31.1)%	5.5%
Permanent differences	(2.4)%	(13.7)%	(2.8)%
Foreign rate differential	(0.4)%	(0.1)%	8.2%
Intangibles	0.0%	0.7%	(2,145.2)%
Other	5.1%	6.5%	0.0%
Valuation allowance	(18.7)%	16.2%	2,113.2%
Effective tax rate	(1.2)%	(0.5)%	0.00%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
	2023	2022
Deferred tax assets
Intangibles	$300,521	$329,958
Net operating losses carryforwards	53,545	37,550
Research and Experimental	36,249	12,523
Federal R&D Credit	352	352
Accrued benefits	4,242	1,916
Other	2,914	-
Total deferred tax assets	397,824	382,300
Less valuation allowance	(395,907)	(381,927)
Net deferred tax assets	1,916	372
Deferred tax liabilities
Other	(131)	(302)
Uncertain Tax Position - R&D Reserve	(70)	(70)
Total deferred tax liabilities	(202)	(372)
Net deferred tax assets	$1,714	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Eve considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. For Eve Brazil, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of its deductible differences. The valuation allowance increased $14.0 million during the year ended December 31, 2023 primarily due to the net operating loss for the year.

Eve has no history of tax audits, nevertheless the Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. Eve regularly assesses the likely outcomes of these audits in order to determine the appropriateness of Eve’s tax provision. The Company had approximately $70 thousand of unrecognized tax benefits as of December 31, 2023 and 2022. There were no additions, reductions, or settlements of unrecognized tax benefits during 2023. Eve will recognize interest and penalties, if any, related to uncertain tax positions in income tax expenses. As of December 31, 2023 and 2022 no interest or penalties have been accrued due to uncertain tax positions.

The net operating losses for 2023 and 2022 were generated mainly due to expenditures with R&D projects, administrative expenses, and the step-up amortization. Under a separate tax return methodology, Eve US has $13.7 million of net operating losses that are deemed “hypothetical” losses of the Company for purposes of these financial statements. The "hypothetical" net operating losses of the Brazilian operation were written off since Eve Brazil files income tax returns and these losses cannot be utilized. Net operating losses do not expire in both jurisdictions where Eve operates (U.S. and Brazil).

In preparation for the Business Combination with Zanite (later renamed Eve Holdings Inc.), ERJ, EAH and Eve Sub entered into a Contribution Agreement under which ERJ contributed the UAM business assets and liabilities into Eve Sub in exchange for Eve Sub’s units and subsequently contributed these units into EAH in exchange for preferred and common stock of EAH. Since immediately after the contribution of the Eve Sub units into EAH, ERJ did not control more than 80% of all classes of stock of EAH, the contribution of assets was treated as a taxable transaction which gave rise to a step-up in the value of such assets.

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

Since EAH beneficially owns, directly and indirectly, more than 80% of the outstanding shares of Eve Holding common stock, EAH and Eve Holding are expected to be members of the same consolidated tax group. Under the TSA, EAH will benefit from the anticipated future tax losses generated by the Company but will only credit these amounts against future liabilities owed by the Company. Based on terms of the TSA, no tax benefits would accrue to the Company based on a pro forma calculation of the Company’s stand-alone tax return and therefore no benefit has been assumed in the consolidated financial information under the TSA. As such, no pro forma adjustment related to the TSA is necessary. Once the Company begins to generate taxable profits at the consolidated level, amounts owed by the Company to EAH under the TSA will be offset and reduced by prior losses generated by the Company for which EAH had received a benefit.

The Company concluded that these agreements do not have impacts to the consolidated financial statements as of December 31, 2023.

Note 17 – Leases

Leases primarily consist of office space, facilities, and equipment.  A lease is deemed to exist when the Company has the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain period of time and consideration paid. The right to control is deemed to occur when the Company has the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets. Eve recognizes right-of-use ("ROU") assets and a corresponding lease liability on the lease commencement date (the date in which the asset is available for use). Lease liabilities are recognized in Other current payables and Other non-current payables.

The Company uses its estimated incremental borrowing rate in determining the present values of lease payments. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments for a term similar to the lease term in a similar economic environment as the lease. Lease liabilities are measured at the present value of lease payments to be made during the lease term, which is measured based on the contract term and renewal options. Options to extend the lease term or terminate it early are considered when it is reasonably certain the options will be exercised. The Company had no leases during 2021.

The following is a summary of balance sheet components of leases with related and third parties as of December 31:

Supplemental balance sheet information	2023	2022
Operating lease ROU assets - related parties	$474	$217
Operating lease ROU assets - third parties	34	0
Total operating lease ROU assets	$508	$217

Operating lease liabilities - related parties	$474	$217
Operating lease liabilities - third parties	36	0
Total operating lease liabilities	$510	$217

Leases with Related Parties

Leases with related parties primarily relate to office space and facilities. The following is a summary of the components of operating leases with related parties for the years ended December 31:

	2023	2022
Operating lease cost	$113	$9

Supplemental information - Leases with related parties
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$113	$9
Right-of-use assets obtained in exchange for lease obligations
Operating leases	334	224

Weighted Average Remaining Lease Term (Years)	3.6	4.8
Weighted Average Discount Rate	10.2%	7.4%

Future minimum lease payments with related parties at December 31, 2023 were as follows:

Operating Leases
2024	$161
2025	161
2026	161
2027	84
2028	-
Thereafter	-
Total minimum lease payments	566
Imputed interest	(92)
Total operating lease liabilities - related parties	$474

As of December 31, 2023, the Company has one lease with a related party that has not yet commenced. The lease is for a site at Gavião Peixoto in the State of São Paulo, Brazil. The lease is expected to commence in 2024.  Additionally, the Company will have additional operating leases commence for equipment to be received from third parties during 2024.

Note 18 – Commitments and Contingencies

As of December 31, 2023 and 2022, the Company was not involved in any material legal proceedings.  The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are reasonably possible, but not probable, will be disclosed in the notes to the consolidated financial statements.

Note 19 – Segments

Operating segment information is presented in a manner consistent with the internal reports provided to the Chief Operating Decision Maker (“CODM”). Given Eve’s pre-revenue operating stage, it currently has no concentration exposure to products, services, or customers. Eve has determined that it currently operates in three different operating and reportable segments as the CODM assesses the operation results by each R&D project, as follows:

eVTOL Eve is designing and certifying an eVTOL purpose-built for UAM missions. Eve plans to market its eVTOLs globally to operators of UAM services, including fixed wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators.

Service and Operations Solutions Eve plans to offer a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Its services will be offered to UAM fleet operators on an agnostic basis, supporting both its own eVTOL and those produced by third parties.

UATM Eve is developing a next-generation UATM system to help enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. Eve expects to offer its UATM solution primarily as a subscription software offering to customers that include air navigation service providers, fleet operators and vertiport operators.

The CODM receives information related to the operating results based on R&D expenses by segment. Asset information by segment is not presented to the CODM.

	December 31,
Research and development expenses by segment	2023	2022	2021
eVTOL	$95,616	$42,893	$11,208
Service and Operations Solutions	5,248	1,932	-
UATM	4,717	7,032	2,072
Total	$105,581	$51,858	$13,280
Expenses not allocated to segments, net	20,509	121,240	4,976
Loss before income taxes	$(126,091)	$(173,097)	$(18,256)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Evaluation of Disclosure Control and Procedures

The Company’s management is responsible for maintaining disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required financial disclosure. Because of the inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023, as further described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changing conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Remediation of Previously Reported Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022, and in subsequent quarterly reports, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In particular, the previously identified material weaknesses were:

•	We did not design and maintain effective controls to timely analyze, account for and disclose non-routine, unusual or complex transactions, as well as accrued expenses, share-based payments, and properly disclose certain financial presentation matters.
•	We did not design and implement an effective risk assessment, information and communication processes.
•	We do not have sufficient personnel with qualifications and experience within our control environment to address complex accounting matters.

Subsequently, management implemented the following actions in order to remediate the material weaknesses:

•	We engaged outside consultants to assist in the design, implementation, documentation, and remediation of internal controls that address the relevant risks, and to assist us in the evaluation of our relevant accounting and operating systems, to enable us to improve our processes and controls over financial reporting.
•	We engaged an outside firm to assist management with the accounting and disclosure of complex accounting transactions that occur during the year.
•	We have designed and implemented controls to perform an entity level risk assessment and address identified risks related to information and communication processes.
•	We have identified the root cause of the deficiencies and the related relevant controls to be designed and implemented to timely detect and prevent material errors or omitted disclosures.
•	We onboarded multiple resources with qualifications, education, certifications and experience to address complex accounting matters.
•	We have provided training to our personnel performing internal control functions in order to enhance their level of understanding over the appropriate design, implementation and effectiveness of controls.
•	Management completed our iterative risk assessment process, enhancing overall compliance.
•	Management has completed its procedures to evaluate and test the design, implementation and operating effectiveness of controls implemented in 2023.

As a result of these actions and based on the results of our evaluation to confirm the effective, design, implementation and operating effectiveness over a reasonable period, we concluded that, as of December 31, 2023, we have remediated the material weaknesses previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022 and in subsequent quarterly reports.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Because we are an emerging growth company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item will be included under the headings “Proposal 1 – Election of Directors,” “Information About Our Executive Officers,” “General Information About the Board of Directors” and, if applicable, "Delinquent Section 16(a) Reports" in the proxy statement for the 2024 annual meeting of the Company’s stockholders (the “2024 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by this Item will be included under the headings “Executive Compensation Discussion” and “Director Compensation” in the 2024 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be included under the headings “Principal Stockholders” and "Equity Compensation Plan Information" in the 2024 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included under the headings “Certain Relationships and Related Person Transactions” and “Director Independence” in the 2024 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item will be included under the heading “Fees Billed by the Principal Accountant” in the 2024 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)  Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†**	Business Combination Agreement, dated as of December 21, 2021, by and among Zanite Acquisition Corp., Embraer S.A., EVE UAM, LLC and Embraer Aircraft Holding, Inc.	DEFM14A	001-39704	Annex A	April 13, 2022
3.1**	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2**	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
4.1**	Specimen Common Stock Certificate of Eve Holding, Inc.	8-K	001-39704	4.1	May 13, 2022
4.2**	Warrant Agreement, dated as of November 16, 2020, by and between Zanite Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39704	4.1	November 19, 2020
4.3	Description of Securities.	10-K	001-39704	4.3	March 23, 2023
10.1†**	Amended and Restated Registration Rights Agreement dated as of May 9, 2022, by and among Embraer Aircraft Holding, Inc., Zanite Sponsor LLC and certain other parties thereto.	8-K	001-39704	10.1	May 13, 2022
10.2†**	Stockholders Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc. and Zanite Sponsor LLC.	8-K	001-39704	10.2	May 13, 2022
10.3**	Tax Receivable Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.3	May 13, 2022
10.4**	Tax Sharing Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.4	May 13, 2022
10.5**	Form of Indemnification Agreement.	DEFM14A	001-39704	Annex L	April 13, 2022
10.6#**	Eve Holding, Inc. 2022 Stock Incentive Plan.	DEFM14A	001-39704	Annex K	April 13, 2022
10.7†**	Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex G	April 13, 2022
10.8†**	Master Services Agreement, dated as of December 14, 2021, by and between Atech Negócios em Tecnologias S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex H	April 13, 2022
10.9†**	Services Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex I	April 13, 2022
10.10†**	Database Limited Access Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex M	April 13, 2022

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

10.11†**	Shared Services Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc., EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex N	April 13, 2022
10.12†**	Contribution Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc. and EVE UAM, LLC	DEFM14A	001-39704	Annex J	April 13, 2022
10.13**	Form of Strategic Warrant Agreement Number 1, dated as of December 21, 2021	DEFM14A	001-39704	Annex P	April 13, 2022
10.14**	Form of Strategic Warrant Agreement Number 2, dated as of December 21, 2021	DEFM14A	001-39704	Annex Q	April 13, 2022
10.15**	Form of Strategic Warrant Agreement Number 3, dated as of December 21, 2021	DEFM14A	001-39704	Annex R	April 13, 2022
10.16#†**	Employment Agreement, dated as of September 14, 2021, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc., Embraer S.A. (solely with respect to Section 11 thereof) and Gerard J. DeMuro.	8-K	001-39704	10.16	May 13, 2022
10.17**	Form of Subscription Agreement, dated as of December 21, 2021.	DEFM14A	001-39704	Annex S	April 13, 2022
10.18**	Amendment to the Subscription Agreement with Embraer Aircraft Holding, Inc., dated as of April 4, 2022.	8-K	001-39704	99.1	April 4, 2022
10.19**	Subscription Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.1	September 8, 2022
10.20**	Warrant Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.2	September 8, 2022
10.21**	Promissory Note, dated as of February 3, 2022, issued to Zanite Sponsor LLC.	8-K	001-39704	10.1	February 4, 2022
10.22††**	Loan Agreement, dated as of January 23, 2023, by and between EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento Econômico e Social – BNDES (English Translation).	8-K	001-39704	10.1	January 30, 2023

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

10.23#**	Separation Agreement by and among Eve Holding, Inc. and Gerard DeMuro, dated January 15, 2024.	8-K	001-39704	10.1	January 16, 2024
10.24††**	Supply Agreement, effective as of August 31, 2023, by and between EVE UAM, LLC. and Embraer S.A.	8-K	001-39704	10.1	October 13, 2023
10.25††**	Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.	8-K	001-39704	10.1	June 23, 2023
10.26††	First Amendment, dated as of July 12, 2023, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.					X
10.27††	Second Amendment, dated as of December 20, 2023, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.					X
10.28††**	Supply Agreement, effective as of May 22, 2023, by and between EVE UAM, LLC., Embraer S.A., and SOCIETE DUC (t/a DUC Hélices Propellers).	8-K	001-39704	10.2	June 23, 2023
10.29††**	Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.	8-K	001-39704	10.3	June 23, 2023
10.30#**	Employment Agreement by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda., Eve Holding, Inc. and Johann Bordais, dated September 29, 2023.	8-K	001-39704	10.1	October 4, 2023
10.31	Loan Agreement, dated as of August 1, 2022, by and between EVE UAM, LLC and Embraer Aircraft Holding.					X
10.32	First Amendment, effective as of August 1, 2023, to the Loan Agreement, dated as of August 1, 2022, by and between EVE UAM, LLC and Embraer Aircraft Holding, Inc.					X
16.1**	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.1	May 13, 2022
16.2**	Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.2	May 13, 2022

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

21.1**	List of Subsidiaries	8-K	001-39704	21.1	May 13, 2022
23.1	Consent of KPMG LLP					X
23.2	Consent of PricewaterhouseCoopers LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
97.1#	Eve Holding, Inc. Clawback Policy					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

**	Previously filed.

#	Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVE HOLDING, INC.
Date: March 8, 2024	By:	/s/ Johann Bordais
		Name:	Johann Bordais
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: March 8, 2024	By:	/s/ Eduardo Siffert Couto
		Name:	Eduardo Siffert Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

