Form 10-Q
period 2024-03-31
Eve Holding, Inc.
filed 2024-05-07
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 7, 2024, there were 269,365,708 shares of common stock, par value $0.001 per share, issued and outstanding.

EVE HOLDING, INC.

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

EVE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$23,588	$46,882
Financial investments	114,714	111,218
Related party receivables	99	191
Related party loan receivable	84,264	83,042
Other current assets	1,601	889
Total current assets	224,267	242,221
Non-current assets
Property, plant & equipment, net	514	547
Right-of-use assets, net	1,019	508
Deferred income tax, net	1,714	1,714
Other non-current assets	811	348
Total non-current assets	4,058	3,118
Total assets	$228,325	$245,339

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,648	$4,571
Related party payables	21,700	20,208
Derivative financial instruments	7,624	13,965
Other current payables	14,240	13,245
Total current liabilities	45,212	51,989
Non-current liabilities
Long-term debt	40,041	25,764
Other non-current payables	2,191	2,535
Total non-current liabilities	42,232	28,299
Total liabilities	87,444	80,288
Commitments and contingencies (Note 16)
Equity
Common stock, $0.001 par value	269	269
Additional paid-in capital	510,574	509,448
Accumulated deficit	(369,963)	(344,667)
Total equity	140,881	165,051
Total liabilities and equity	$228,325	$245,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development expenses	$27,455	$21,528
Selling, general and administrative expenses	6,477	6,154
Loss from operations	(33,932)	(27,683)
Gain/(loss) from the change in fair value of derivative liabilities	6,341	(2,195)
Financial investment income	2,337	3,254
Related party loan interest income	1,222	990
Interest expense	(412)	-
Other (loss)/gain, net	(229)	34
Loss before income taxes	(24,673)	(25,598)
Income tax expense	623	174
Net loss	$(25,296)	$(25,772)

Weighted-average number of shares outstanding – basic and diluted	276,263	275,494
Net loss per share – basic and diluted	$(0.09)	$(0.09)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(25,296)	$(25,772)
Total comprehensive loss	$(25,296)	$(25,772)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands) (Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2022	269,094	$269	$503,662	$(217,008)	$286,922
Net loss	-	-	-	(25,772)	(25,772)
Share-based compensation	-	-	868	-	868
Warrant expenses	-	-	480	-	480
Balance as of March 31, 2023	269,094	$269	$505,009	$(242,780)	$262,498

Balance at December 31, 2023	269,359	$269	$509,448	$(344,667)	$165,051
Net loss	-	-	-	(25,296)	(25,296)
Share-based compensation and issuance for vested awards	7	0	1,126	-	1,126
Balance as of March 31, 2024	269,366	$269	$510,574	$(369,963)	$140,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(25,296)	$(25,772)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	51	22
Non-cash lease expenses	54	9
Unrealized gain on the exchange rate changes	(315)	(59)
Share-based compensation	1,126	868
Warrant expenses	-	480
Change in fair value of derivative financial instruments	(6,341)	2,195
Changes in operating assets and liabilities
Accrued interest on financial investments, net	(1,497)	(2,838)
Accrued interest on related party loan receivable, net	(1,222)	(990)
Other assets	(1,285)	716
Related party receivables	206	104
Accounts payable	(2,909)	(1,708)
Related party payables	1,319	3,588
Other payables	296	3,495
Net cash used by operating activities	(35,813)	(19,891)
Cash flows from investing activities
Redemptions of financial investments	10,000	-
Purchases of financial investments	(12,000)	(17,500)
Expenditures for property, plant and equipment	(106)	(44)
Net cash used by investing activities	(2,106)	(17,544)
Cash flows from financing activities
Proceeds from debt	14,966	-
Non-creditor debt issuance costs	(219)	-
Net cash provided by financing activities	14,747	-
Effect of exchange rate changes on cash and cash equivalents	(122)	126
Decrease in cash and cash equivalents	(23,294)	(37,309)
Cash and cash equivalents at the beginning of the period	46,882	49,146
Cash and cash equivalents at the end of the period	$23,588	$11,837
Supplemental disclosure of cash information
Cash paid for
Income tax	$949	$148
Interest	$273	$-
Supplemental disclosure of other non-cash investing and financing activities
Property, plant & equipment expenditures in accounts payable and other accruals	$8	$121
Right-of-use assets obtained in exchange for operating lease liabilities	$564	$-
Issuance of common stock for vested restricted stock units	$41	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unless otherwise specified or per share amounts)
(Unaudited)

Note 1 – Organization and Basis of Presentation

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve,” the “Company,” “we,” “us,” or “our”), is an aerospace company that is dedicated to accelerating the urban air mobility (“UAM”) ecosystem. Benefitting from a startup mindset and with a singular focus, Eve is taking a holistic approach to progressing the UAM ecosystem with an advanced electric vertical take-off and landing (“eVTOL”) project, a comprehensive global services and support network, and a unique air traffic management solution. The Company is organized in Delaware with operations in Melbourne, Florida and São Paulo, Brazil.

Basis of Presentation

The condensed consolidated financial statements are presented in US Dollars, unless otherwise noted, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities Exchange Commission (“SEC”) for interim financial reporting.

Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited condensed consolidated financial statements herein should be read in conjunction with our audited consolidated financial statements and notes thereto included within our 2023 Form 10-K. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented. All intercompany balances and transactions were eliminated in consolidation. Certain columns and rows may not add due to rounding.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for our 2024 annual financial statements and interim periods beginning in 2025. The Company does not expect the adoption of this ASU will have a material impact on the consolidated financial statements and related disclosures.

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

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Bank Deposit Certificates (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less. Balances consisted of the following:

	March 31,	December 31,
	2024	2023
Cash	$8,096	$9,173
CDBs	5,455	4,385
Fixed deposits	10,038	33,325
Total	$23,588	$46,882

Note 3 – Financial Investments

The financial investments are classified as held-to-maturity (“HTM”) because management has the intent and ability to hold the securities until maturity. These investments include time deposits with original maturities of one year or less, but greater than 90 days and are recorded at amortized cost in the condensed consolidated balance sheets.

	March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$114,714	$-	$(283)	$114,432

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$111,218	$106	$-	$111,324

No allowance for credit losses were recognized as of March 31, 2024 and December 31, 2023.

Note 4 – Related Party Transactions

Relationship with Embraer

Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), through one of its wholly owned subsidiaries Embraer Aircraft Holdings, Inc. (“EAH” and collectively “Embraer”), own approximately 90% of the outstanding common stock of the Company. The expenses reflected in the condensed consolidated financial statements may not be indicative of expenses that will be incurred by the Company in the future.

Master Service Agreements and Shared Service Agreement In December 2021, the Company and Embraer entered into the Master Service Agreement (“MSA”) and Shared Service Agreement (“SSA”), and as a result, Embraer began charging the Company for research and development (R&D) and selling, general and administrative (SG&A) services, respectively. The initial terms for the MSA and SSA are 15 years. The MSA can be automatically renewed for additional successive one-year periods. The MSA established a fee so that the Company may have access to Embraer’s R&D and engineering department structure, as well as, at the Company’s option, the ability to access manufacturing facilities in the future. The SSA established a cost overhead pool to be allocated, excluding any margin, so that the Company may be provided with access to certain of Embraer’s administrative services and facilities such as shared service centers. In addition, in December 2021, the Company entered into a MSA with Atech Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) (“Atech”) and wholly owned subsidiary of Embraer, for an initial term of 15 years. Fees under the Atech MSA are for services related to air traffic management software development, defense systems, simulation systems, engineering, and consulting services.

Corporate Costs Embraer incurs corporate costs for services provided to the Company. These costs include, but are not limited to, expenses for information systems, accounting, treasury, purchasing, human resources, legal, and facilities. These costs benefit Eve, but are not covered under the MSA or SSA. The corporate costs are allocated between the "Research and development expenses” and “Selling, general and administrative expenses” line items of the condensed consolidated statements of operations as appropriate.

Development Costs The Company has entered into supply agreements with Embraer entities and joint ventures that Embraer is a party to for the purchase of components and other materials consumed in development activities.

Related Party Receivables and Payables Certain employees have transferred from Embraer to the Company. On the transfer date of each employee, all payroll related accruals for the employee are transferred to the Company. Embraer is responsible for payroll related costs prior to the transfer date. The Company recognizes a receivable from Embraer for payroll costs incurred prior to the transfer date in the “Related party receivables” line of the condensed consolidated balance sheets. Fees and expenses in connection with the MSA, SSA, and other costs are payable within 45 days after receipt of the invoice and are recognized in “Related party payables” within the condensed consolidated balance sheets.

Royalty-Free Licenses Under the MSA and SSA, the Company has a royalty-free license to access Embraer’s intellectual property to be used within the UAM market.

Leases The Company enters into agreements with Embraer to lease corporate office space and other facilities. Refer to Note 15 for more information.

Related Party Loan On August 1, 2022, the Company entered into a loan agreement (the “Loan Agreement”) with EAH in order to efficiently manage the Company’s cash at a rate of return that is favorable to the Company for an initial term of 12 months. On August 1, 2023, the Company and EAH agreed to amend the Loan Agreement (“Amended Loan Agreement”) to extend the term an additional 12 months to August 1, 2024 and increase the fixed interest rate to 5.97% per annum. The aggregate principal amount is still up to $81 million. All accrued interest prior to the amendment was paid. The date may be extended upon mutual written agreement by the Company and EAH. Any outstanding principal amount under the Loan Agreement may be prepaid at any time, in whole or in part, by EAH at its election and without penalty. The Company may request full or partial prepayment of any outstanding principal amount under the Loan Agreement at any time. Interest income is recognized using the simple interest method. No credit losses were recognized related to the loan for the three months ended March 31, 2024 and 2023, respectively.

Related Party Expenses

The following table summarizes the related party expenses for the presented periods:

	Three Months Ended
	March 31,
	2024	2023
Research and development expenses	$20,889	$15,162
Selling, general and administrative expenses	750	581
Total	$21,639	$15,743

Note 5 – Other Balance Sheet Components

Property Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Development mockups	$516	$516
Leasehold improvements	167	167
Construction in progress (“CIP”)	18	9
Computer hardware	15	15
Total property, plant and equipment	$715	$707
Less: Accumulated depreciation	(202)	(160)
Total property, plant and equipment, net	$514	$547

Other Current Payables

Other current payables are comprised of the following items:

	March 31,	December 31,
	2024	2023
Accrued expenses	$6,716	$7,075
Payroll accruals	5,759	4,737
Income tax payable	1,062	1,141
Other payables	704	293
Total	$14,240	$13,245

Other Non-Current Payables

Other non-current payables are comprised of the following items:

	March 31,	December 31,
	2024	2023
Advances from customers (a)	$1,304	$1,284
Payroll accruals	276	867
Other payables	610	383
Total	$2,191	$2,535

(a) Advances from customers relate to customers who have signed non-binding Letters of Intent to purchase eVTOLs.

Note 6 – Debt

In January 2023, the Company entered into a loan agreement (the “BNDES Loan Agreement”) with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans with an aggregate borrowing availability of R$490 million (approximately $98.1 million), to support the first phase of the development of the Company’s eVTOL project. All USD approximations use foreign currency exchange rate data as of March 31, 2024.

The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $16.0 million), was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $82.1 million), was denominated in US Dollars, as adjusted on a daily basis by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from May 2027 through February 2035. In September 2023, BNDES withheld a one-time fee of approximately $0.4 million from the initial draw.

The Company’s long-term debt outstanding included:

			March 31,	December 31,
Title	Type	Interest Rate	2024	2023
Sub-credit A	Term Loan	4.55%	$16,012	$13,132
Sub-credit B	Term Loan	(a)	24,604	12,937
Long-term debt principal			$40,616	$26,069
Unamortized debt issuance costs (b)			(575)	(305)
Long-term debt			$40,041	$25,764

(a)	A fixed rate is determined for each draw on the loan, calculated as 1.10% per year plus a fixed rate to be published by BNDES every 15 days in accordance with the BNDES Loan Agreement.
(b)	Excludes $288 thousand and $348 thousand in deferred charges related to debt issuance costs that will be recognized pro-ratably when additional funds are drawn as of March 31, 2024 and December 31, 2023, respectively.

The long-term debt principal matures as follows:

	Sub-credit A	Sub-credit B
2024	$-	$-
2025	-	-
2026	1,483	-
2027	1,779	2,307
2028	1,779	3,076
Thereafter	10,971	19,222
Total	$16,012	$24,604

As of March 31, 2024, Sub-credit A was fully drawn and $57.5 million was available to be drawn on Sub-credit B. The BNDES loans shall be drawn by Eve Brazil by January 23, 2026. Otherwise, BNDES may terminate the BNDES Loan Agreement and any loans shall be paid no later than February 15, 2035. The BNDES Loan Agreement provides that the availability of such loans are subject to BNDES rules and regulations and, in the case of Sub-credit A, FNMC’s budget. In the case of Sub-credit B, the loan is subject to rules and regulations of BNDES’ financing program, which is subject to funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council. Additionally, the BNDES Loan Agreement provides that the borrowing of any amount under these loans are subject to certain conditions, including, among others, the promulgation of a new law (which condition only applies to Sub-credit A), the receipt by BNDES of a guarantee from an acceptable financial institution, absence of any facts that would have a material adverse effect on the economic or financial condition of the Company, and approval of the project by the applicable environmental entities.

Note 7 – Common Stock Warrants

Warrants Classified as Equity

Public Warrants

In connection with the Company's initial public offering on May 9, 2022 (“the Closing”), 11.5 million redeemable warrants were available as part of the common stock sold (the “Public Warrants”). Each Public Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, to be exercised only for a whole number of shares of our common stock. The Public Warrants became exercisable 30 days after the Closing, provided that we have an effective registration statement under the Securities Act of 1933 (“Securities Act”) covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants expire five years after the Closing or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, we may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading days period ending on the third business day before the Company sends the notice of redemption to the warrant holders.  As of March 31, 2024, there were 11.5 million Public Warrants outstanding.

New Warrants

The Company entered into warrant agreements with certain strategic private investment in public equity investors (“Strategic PIPE Investors”) and United Airlines Ventures, Ltd. (“United”), pursuant to which and subject to the terms and conditions of each applicable warrant agreement. The Company has issued or has agreed to issue to the Strategic PIPE Investors and United warrants (the “New Warrants”) to purchase an aggregate amount of (i) 24,095,072 shares of common stock with an exercise price of $0.01 per share (“Penny Warrants”), (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share, and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share. Warrants with exercise prices of $15.00 and $11.50 per share are defined as Market Warrants.

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

 The New Warrants were recognized, measured, and classified by the Company as follows:

(a) Potential lender/financier: Market Warrants were issued to potential lender/financier counterparties at Closing, vested immediately, and do not contain exercise contingencies. These warrants were determined to be within the scope of ASC 815, Derivatives and Hedging, and equity-classified. Fair value was measured and expensed at the issuance date. As long as these warrants continue to be classified as equity, subsequent fair value remeasurement is not required.

(b) Potential customers: Market and Penny Warrants issued or issuable to potential customers of Eve were determined to be within the scope of ASC 718, Compensation-Stock Compensation, for classification and measurement and ASC 606, Revenue from Contracts with Customers, for recognition. In accordance with ASC 718, these warrants were determined to be equity-classified. The Penny Warrants can be separated into two categories: (i) contingently issuable warrants (the “Contingent Warrants”) and (ii) warrants that immediately vested upon Closing (“Vested Warrants”). The Contingent Warrants are measured at fair value on the grant date and will be recognized as variable consideration (a reduction of revenue) under ASC 606 when and if there are related revenue transactions or as expense if there are not yet related revenue transactions. The Vested Warrants were accounted for akin to a non-refundable upfront payment to a potential customer and were recognized as expense as Eve has no current revenue or binding contracts in place. Market Warrants issued at Closing to potential customers vested immediately and have no contingencies.

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

For the Contingent Warrants, the issuance and vesting of such warrants occurs upon the achievement of certain milestones, which include, as applicable, (a) receipt of the first type certification for eVTOL in compliance with certain airworthiness authorities, (b) receipt of the first binding commitment from a third-party to purchase an eVTOL jointly developed by Embraer and a certain Strategic Investor, (c) being a supplier at entry into service, (d) receipt of binding commitments from certain Strategic Investors for an aggregate 700 eVTOLs, (e) the time at which ten vertiports that have been developed or implemented with the services of a certain Strategic Investor have entered operation or are technically capable of entering operation, and (f) receipt of services and support agreements.

As of March 31, 2024, there were 37,422,536 New Warrants outstanding. The New Warrants were measured at fair value on the grant date (May 9, 2022), except for cases where there has been a modification, where fair value is remeasured on the modification date. The fair value of Penny Warrants was calculated by subtracting $0.01 from Eve’s share price on the grant date. Market Warrants with an exercise price of $11.50 were estimated using the publicly traded Public Warrants as the terms are similar. The Company used a modified Black-Scholes model to value the Market Warrants with an exercise price of $15.00. The valuation model utilizes management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. Forfeitures of New Warrants within the scope of ASC 718 are estimated by the Company and reviewed when circumstances change.

The following table summarizes the Black-Scholes model inputs and assumptions:

May 9,
Market Warrants with exercise price of $15.00	2022
Share Price (S0)	$11.32
Maturity Date	12/31/2025
Time (T) - Years	3.63
Strike Price (X)	$15.00
Risk-free Rate (r)	2.85%
Volatility (σ)	7.93%
Dividend Yield (q)	0.00%
Warrant Value	$0.11

Warrants Classified as Liabilities

Private Placement Warrants

In connection with the Company's initial public offering on May 9, 2022 (“the Closing”), 14.3 million redeemable warrants in private placements (the “Private Placement Warrants”) were issued. Each Private Placement Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to conditions as defined in the respective warrant agreement. The Private Placement Warrants have similar terms as the Public Warrants, except for the $0.01 cash redemption feature. However, in the event a Private Placement Warrant is transferred to a third-party not affiliated with the Company (referred to as a non-permitted transferee), the warrant becomes a Public Warrant and is subject to the $0.01 cash redemption feature. If this occurs, the calculation changes for the settlement amount of the Private Placement Warrants. Since the settlement amount depends solely on who holds the instrument, which is not an input to the fair value of a fixed-for-fixed option or forward on equity shares, the Private Placement Warrants are liability classified. As of March 31, 2024, there were 14.3 million Private Placement Warrants outstanding.

Note 8 – Derivative Financial Instruments

The Company has derivative financial instrument liabilities of $7.6 million and $14.0 million, as of March 31, 2024 and December 31, 2023, respectively, related to the Private Placement Warrants. The Company uses the share price of its Public Warrants as the input for the recurring fair value measurement of Private Placement Warrants at the end of each reporting period within the “Derivative financial instruments” line item of the condensed consolidated balance sheets. The Public Warrants are used to remeasure the fair value as they have similar key terms. Refer to Note 7 and 9 for additional information.

During the three months ended March 31, 2024 and 2023, a gain of $6.3 million and loss of $2.2 million, respectively, was recognized within the “Gain/(loss) from the change in fair value of derivative liabilities” line in the condensed consolidated statement of operations. The change in fair value is recorded under operating activities within the condensed consolidated statements of cash flows.

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

As of March 31, 2024 and December 31, 2023, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	March 31, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Placement Warrants	$7,624	$-	$7,624	$-	$13,965	$-	$13,965	$-
Debt	$40,041	$-	$34,805	$-	$25,764	$-	$21,273	$-

Note 10 – Equity

The Company’s common stock and Public Warrants trade on the NYSE under the symbols “EVEX” and “EVEXW”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 269,365,708 and 269,359,021 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.  Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through March 31, 2024, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of March 31, 2024 and December 31, 2023, there was no preferred stock issued and outstanding.

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

Note 11 – Earnings Per Share

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

For the three months ended March 31, 2024 and 2023, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal for each period.

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(25,296)	$(25,772)
Weighted-average shares outstanding – basic and diluted	276,263	275,494
Net loss per share – basic and diluted	$(0.09)	$(0.09)

For the three months ended March 31, 2024 and 2023, the basic and diluted weighted-average shares outstanding included penny warrants with either no or met contingencies, which have not been exercised of 6.9 million and 6.4 million shares, respectively.

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

	March 31,
	2024	2023
Unvested restricted stock units	1,141	914
Penny warrants with unmet contingencies	13,523	14,173
Warrants “out of the money”	42,750	42,750
Total	57,413	57,837

Warrants that are “out of the money” include Public, Private Placement, and Market Warrants issued to potential financiers and suppliers where the exercise price exceeded the common stock price for the period, as described in Note 7. Penny Warrants contain various contingencies agreed upon with the potential customers and suppliers. The terms and conditions of the potentially dilutive warrants can be referred to in Note 7.

Note 12 – Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended
	March 31,
	2024	2023
Outsourced services	$24,677	$19,437
Payroll costs	2,607	2,036
Other expenses	171	55
Total	$27,455	$21,528

Note 13 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended
	March 31,
	2024	2023
Payroll costs	$3,273	$2,718
Outsourced services	2,097	2,110
Director & Officers insurance	379	1,002
Other expenses	728	324
Total	$6,477	$6,154

Note 14 – Income Taxes

The Company calculates its income tax amounts using a separate return methodology. Under this method, the Company prepares the financial statements as if it will file separate returns with tax authorities. As a result, the Company’s deferred tax balances and effective tax rate as a stand-alone entity will likely differ significantly from those calculated in the actual consolidated return with Embraer. The calculation of income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. The tax loss carryforwards and valuation allowances reflected in the condensed consolidated financial statements are based on a hypothetical stand-alone income tax return basis and may not exist in the ERJ and EAH consolidated financial statements.

For the three months ended March 31, 2024 and 2023, the Company recognized current income tax expense of $0.6 million and $0.2 million, respectively, due to year-to-date income in the Brazilian jurisdiction.

Note 15 – Leases

Leases primarily consist of office space, facilities, and equipment.  A lease is deemed to exist when the Company has the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain period of time and consideration paid. The right to control is deemed to occur when the Company has the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets. The Company recognizes right-of-use (“ROU”) assets and a corresponding lease liability on the lease commencement date (the date in which the asset is available for use). Lease liabilities are recognized in “Other current payables” and “Other non-current payables.”

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

The following is a summary of the balance sheet components of leases:

	March 31,	December 31,
	2024	2023
Supplemental balance sheet information
ROU assets, net - related parties	$443	$474
ROU assets, net - third parties	576	34
Total ROU assets, net	$1,019	$508

Operating lease liabilities - related parties	$437	$474
Operating lease liabilities - third parties	574	36
Total operating lease liabilities	$1,011	$510

Future minimum lease payments at March 31, 2024 were as follows:

Operating Leases
2024	$344
2025	459
2026	221
2027	92
2028	-
Thereafter	-
Total minimum lease payments	1,116
Imputed interest	(105)
Total operating lease liabilities	$1,011

As of March 31, 2024, the Company has one lease with a related party that has not yet commenced. The lease is for a facility in Gavião Peixoto in the state of São Paulo, Brazil. The lease is expected to commence this year. The Company will also have additional leases commence for equipment from third parties during 2024.

Note 16 – Commitments and Contingencies

As of March 31, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.  The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are reasonably possible, but not probable, will be disclosed in the notes to the condensed consolidated financial statements.

Note 17 – Segments

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

eVTOL The Company is designing and certifying an eVTOL purpose-built for UAM missions and plans to market its eVTOLs globally to operators of UAM services, including fixed wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators.

Service and Operations Solutions The Company plans to offer a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Its services will be offered to UAM fleet operators on an agnostic basis, supporting both its own eVTOL and those produced by third parties.

UATM The Company is developing next-generation Urban Air Traffic Management software (“Vector”) to help enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. The Company expects to offer Vector primarily as a subscription software offering to customers that include air navigation service providers, fleet operators and vertiport operators.

The CODM receives information related to the operating results based on R&D expenses by segment. Asset information by segment is not presented to the CODM.

	Three Months Ended
	March 31,
Research and development expenses by segment	2024	2023
eVTOL	$24,644	$20,115
Service and Operations Solutions	1,593	702
UATM	1,219	711
Total	$27,455	$21,528
(Income)/expense not allocated to segments, net	(2,782)	4,070
Loss before income taxes	$(24,673)	$(25,598)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that Eve’s management believes is relevant to an assessment and understanding of Eve’s consolidated results of operations and financial condition. The following discussion should be read in conjunction with the Company’s 2023 Form-10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those risk factors set forth under “Cautionary Note Regarding Forward-Looking Statements” and "Risk Factors" in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the unaudited condensed consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations.  In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or similar terms or expressions or the negative thereof, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to raise financing in the future;
•	the impact of the regulatory environment and complexities with compliance related to such environment, including changes in applicable laws or regulations;
•	the impact of public health crises and epidemics;
•	our ability to implement and maintain an effective system of internal control over financial reporting;
•	our ability to grow market share in our existing markets or any new markets we may enter;
•	our ability to respond to general economic conditions;
•	the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
•	our ability to manage our growth effectively;
•	our ability to achieve and maintain profitability in the future;
•	our ability to access sources of capital to finance operations and growth;
•	the success of our strategic relationships with third parties;
•	our ability to successfully develop, certify and commercialize our planned Urban Air Mobility solutions;
•	competition from other manufacturers and operators of electric vertical take-off and landing vehicles and other methods of air or ground transportation;
•	various environmental requirements;
•	retention or recruitment of executive and senior management and other key employees;
•	reliance on services to be provided by Embraer and other third parties; and
•	other risks and uncertainties described in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K (the “2023 Form 10-K”), including those under “Risk Factors”

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

Overview

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is an aerospace company with operations in Melbourne, Florida and São José dos Campos, São Paulo, Brazil. The Company is a former blank check company incorporated on November 19, 2020, under the name Zanite Acquisition Corp. (“Zanite”) as a Delaware corporation that was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Eve’s goal is to be a leading company in the urban air mobility (“UAM”) market by taking a holistic approach to developing a UAM solution that includes: the design and production of electric vertical take-off and landing vehicles (“eVTOLs”), a portfolio of maintenance and support services focused on Eve’s and third-party eVTOLs, and new air traffic management software for eVTOLs, (“Vector”), designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. Eve’s mission is to bring affordable air transportation to all passengers, improve quality of life, unleash economic productivity, save passengers time, and reduce global carbon emissions. Eve plans to leverage its strategic relationship with Embraer to de-risk and accelerate its development plans, while saving costs by utilizing Embraer’s extensive resources.

Eve’s Business Model

Eve plans to fuel the development of the UAM ecosystem by providing a complete portfolio of solutions across three primary offerings:

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

Urban Air Traffic Management. Eve is developing Vector, a next-generation UATM software to help enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. Eve expects to offer  Vector primarily as a subscription software offering to customers that include air navigation service providers, fleet operators and vertiport operators.

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

Service Agreements

Eve has entered into Master Service Agreements (“MSA”) with ERJ and Atech and Shared Service Agreements (“SSA”) with ERJ and EAH. Pursuant to the MSAs, either directly or through their respective affiliates, ERJ and Atech will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG (Aircraft on Ground) support, MRO (Maintenance, Repair and Overhaul) planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and, at Eve’s option, future eVTOL manufacturing services. Eve expects to collaborate and leverage ERJ’s expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs, and establish operations. The services provided under the SSA include, among others, corporate and administrative services to Eve. In addition, Eve has also entered into the Data Access Agreement with ERJ, pursuant to which, among other things, ERJ has agreed to provide Eve with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to the agreements.

The aforementioned Services Agreements continue to be in full force and effect. Further information about such agreements is set forth in our prospectus, dated January 18, 2023, filed on January 20, 2023, pursuant to Rule 424(b) under the Securities Act, relating to the Registration Statement on Form S-1/A, as amended (File No.333-265337) (the “Prospectus”), in the section entitled “Material Agreements.”

Key Factors Affecting Operations

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

We believe one of the primary drivers for adoption of our UAM services is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our UAM services include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge, volatility in the cost of oil and gasoline, availability of competing forms of transportation, such as ground or air taxi or ride-hailing services, the development of adequate infrastructure, consumers’ perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives, and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives. We anticipate initial operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations. If the market for UAM does not develop as expected, this would impact our ability to generate revenue or grow our business.

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

Government Certification

We plan to obtain authorizations and certifications for our eVTOL with Brazil's Agência Nacional de Aviação Civil (“ANAC”), U.S. Federal Aviation Administration (“FAA”), and European Union Aviation Safety Agency (“EASA”) initially and will seek certifications from other aviation authorities as necessary. We will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our related services. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. Should we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.

Initial Business Development Engagement

Since its founding, Eve has been engaged in multiple market and business development projects around the world. Examples of this include two concepts of operation (“CONOPS”) with Airservices Australia as well as with the United Kingdom Civil Aviation Authority. Both market and business development initiatives demonstrate Eve’s ability to create new procedures and frameworks designed to enable the safe scalability of UAM together with our partners. Using these initiatives as a guide, Eve has launched CONOPS in Rio de Janeiro, Miami, Japan, Chicago and South Korea, and hopes to launch additional concepts of operation in the United States, Brazil and around the world.

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell over 2,900 of our eVTOL aircraft and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding (“MOUs”) with more than 30 market-leading partners in segments spanning infrastructure, operations, platforms, utilities, and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business model and drive growth.

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

Results of Operations (unaudited)

	Three Months Ended
	March 31,
	2024	2023	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$27,455	$21,528	$(5,927)	(28)%
Selling, general and administrative expenses	6,477	6,154	(322)	(5)%
Loss from operations	(33,932)	(27,683)	(6,249)	(23)%
Gain/(loss) from the change in fair value of derivative liabilities	6,341	(2,195)	8,536	n.m.
Financial investment income	2,337	3,254	(918)	(28)%
Related party loan interest income	1,222	990	232	23%
Interest expense	(412)	-	(412)	n.m.
Other (loss)/gain, net	(229)	34	(263)	n.m.
Loss before income taxes	(24,673)	(25,598)	926	4%
Income tax expense	623	174	(450)	(259)%
Net loss	$(25,296)	$(25,772)	$476	2%

n.m. = not meaningful

Research and development expenses

Research and development activities represent a significant part of Eve’s business. Eve’s research and development efforts focus on the design and development of eVTOLs, the development of service and operations support for its vehicles and those manufactured by third parties, and the development of Vector, the UATM software platform. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits and stock-based compensation) for Eve’s employees focused on research and development activities, fees incurred under the MSAs, equipment and materials, and an allocation of overhead, including rent, information technology costs and utilities. Eve expects research and development expenses to increase significantly as it increases staffing to support eVTOL aircraft engineering and software development, builds aircraft prototypes, progresses towards the launch of its first eVTOL aircraft, and continues to explore and develop next generation aircraft and technologies.

Research and development expenses increased $5.9 million for the three months ended March 31, 2024. This increase in research and development was primarily due to an increase in R&D’s team headcount, higher engineering expenses contemplated in MSA agreements with ERJ and Atech, and higher expenses related to cost of supplies for the development of the prototype vehicle, a full-scale model of Eve’s eVTOL, including batteries, motors, thermal management systems, propellers and other components. Further, additional milestone payments and purchases of parts, equipment and supplies went to suppliers and outside contractors in connection with the continued development of the prototype vehicle.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits and share-based compensation) for employees associated with administrative services such as executive management, business development, legal, human resources, information technology, accounting and finance. These expenses also include certain third-party consulting services, contractor and professional services fees, audit and compliance expenses, insurance costs, corporate overhead costs, depreciation, rent, and utilities.

Selling, general and administrative expenses increased $0.3 million for the three months ended March 31, 2024, primarily related to an increase in headcount and payroll costs of $0.5 million, pre-operational expenses related to the Taubaté facility of $0.4 million, partially offset by decreased director & officer insurance expense of $0.6 million.

Gain/(loss) from the change in fair value of derivative liabilities

Gain from the change in fair value of derivative liabilities increased $8.5 million for the three months ended March 31, 2024, due to the decrease in value of the Company’s Private Placement Warrants.  The Private Placement Warrant value is based on the Company’s Public Warrants trading price, which decreased in value by $0.45 for the three months ended March 31, 2024 whereas the Public Warrants increased in value by $0.15 for the three months ended March 31, 2023.

Financial investment income

Financial investment income decreased $0.9 million in the three months ended March 31, 2024, primarily related to the average investment balance decreasing by $76.0 million as compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

Eve has incurred net losses since its inception and to date has not generated any revenue. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of the Closing of the business combination with Zanite Acquisition Corp., Eve received proceeds from the business combination and PIPE Investment of approximately $357.3 million. In addition, in September 2022, Eve received $15.0 million from United Airlines Ventures, Ltd. (“United”), in connection with a subscription agreement pursuant to which United agreed to subscribe for an aggregate of 2,039,353 shares of common stock and a warrant agreement pursuant to which the Company issued to United new warrants to acquire up to 2,722,536 shares of common stock, each with an exercise price of $0.01 per share. On January 23, 2023, the Company secured loans from BNDES for a total borrowing availability of R$490.0 million (approximately $98.1 million, using the exchange rate on March 31, 2024).

As of March 31, 2024, Eve had cash of $23.6 million, financial investments of $114.7 million, a related party loan receivable of $84.3 million from EAH and $57.5 million available to be drawn on the BNDES loans, providing the Company with approximately $280.0 million of total liquidity. The total liquidity is expected to be sufficient to fund Eve’s current operating plan for at least the next twelve months. In addition, Eve will receive the proceeds from any exercise of any warrants in cash, other than a cashless exercise effected in accordance with the terms of such warrants.

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

Financing Activities

BNDES Loan Agreement

As previously disclosed, on January 23, 2023, Eve Brazil entered into a loan agreement (the “Loan Agreement”) with BNDES, pursuant to which BNDES granted two lines of credit to the Company, with an aggregate amount of R$490 million (approximately $98.1 million, using the exchange rate on March 31, 2024), to support the development of the eVTOL project. For additional information about the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023.

On December 21, 2023, the Company announced that Bradesco Bank had concluded that the first line of credit under the Loan Agreement aligned with the 2023 Green Loans Principles, which is a set of guidelines issued for structuring loan operations for sustainable purposes. As of March 31, 2024, a total of R$203.0 million (approximately $40.6 million) had been issued to the Company pursuant to the Loan Agreement.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Change
Net cash used by operating activities	$(35,813)	$(19,891)	$(15,922)
Net cash used by investing activities	$(2,106)	$(17,544)	$15,437
Net cash provided by financing activities	$14,747	$-	$14,747

Net Cash Used by Operating Activities

Net cash used by operating activities increased $15.9 million for three months ended March 31, 2024, primarily related to an increase in cash used for working capital of $8.6 million, increased research and development expenses of $5.9 million, increased interest and taxes paid of $0.5 million, lower non-cash operating expenses of $0.4 million, and increased SG&A expenses of $0.3 million.

Net Cash Used by Investing Activities

Net cash used by investing activities decreased $15.4 million for the three months ended March 31, 2024, primarily related to less net purchases of financial investments of $2.0 million in order to fund operations compared to $17.5 million financial investment purchases for the three months ended March 31, 2023.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $14.7 million for the three months ended March 31, 2024, primarily related to the proceeds from BNDES loan borrowings.

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities and the reported amounts of expenses during the reporting period. Eve’s estimates are based on our historical experience and on various other factors that Eve believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K.

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

The Company also performs an ongoing evaluation of our counterparty, Embraer Aircraft Holdings, Inc., for the related party loan receivable. No allowance for credit loss has been deemed necessary.

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

We will lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting auditor attestation requirements upon the earlier of the last day of the fiscal year following the fifth anniversary of the date of the completion of Zanite’s IPO on November 19, 2020, or (1) we have total annual gross revenue of at least $1.2 billion, (2) we are deemed to be a large accelerated filer, or (3) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interest rate CDI, related to our cash equivalents in Brazil that are invested in Bank Deposit Certificates (“CDB”), which are issued by financial institutions in Brazil and immediately available for redemption. As of March 31, 2024, approximately 4% of our consolidated cash, cash equivalents and financial investments were indexed to the variation of the CDI rate.

The CDI rate is an average of interbank overnight rates in Brazil. A risk to financial investment income arises from rate fluctuations in the Brazilian interest rates.

The interest rates on the loans made available by BNDES are fixed or fixed upon drawing the debt, which will reduce variability of interest expense.

Our investment policy is focused on the preservation of capital and supporting the Company’s liquidity needs. The Company’s policy for managing the risk of fluctuations in interest rates on financial investments is to maintain a system to measure market risk, which consists of an aggregate analysis of variety of risk factors that might affect the return of those investments.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains/losses are those denominated in reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the real to the value of the US Dollar may adversely affect us, mainly due to the fact that 3% of total assets and 17% of total liabilities are in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of March 31, 2024, the closing exchange rate was 4.9962 reais per US $1.00.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in our 2023 Form 10-K. Any of those factors, or additional risk factors not presently known to us or that we currently deem immaterial, could result in a material adverse effect on our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
10.1	Separation Agreement by and among Eve Holding, Inc. and Gerard DeMuro, dated January 15, 2024.	8-K	001-39704	10.1	January 16, 2024
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVE HOLDING, INC.
Date: May 7, 2024	By:	/s/ Johann Bordais
		Name:	Johann Bordais
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Eduardo Siffert Couto
		Name:	Eduardo Siffert Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

