Form 10-Q
period 2024-06-30
Eve Holding, Inc.
filed 2024-08-06
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 6, 2024, there were 290,144,298 shares of common stock, par value $0.001 per share, issued and outstanding.

EVE HOLDING, INC.

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

EVE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$27,763	$46,882
Financial investments	93,234	111,218
Related party receivables	-	191
Related party loan receivable	85,486	83,042
Other current assets	3,875	889
Total current assets	210,359	242,221
Non-current assets
Property, plant & equipment, net	1,235	547
Right-of-use assets, net	1,037	508
Deferred income tax, net	1,714	1,714
Other non-current assets	212	348
Total non-current assets	4,198	3,118
Total assets	$214,557	$245,339

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,822	$4,571
Related party payables	25,750	20,208
Derivative financial instruments	5,558	13,965
Other current payables	20,203	13,245
Total current liabilities	54,333	51,989
Non-current liabilities
Long-term debt	52,603	25,764
Other non-current payables	2,528	2,535
Total non-current liabilities	55,132	28,299
Total liabilities	109,465	80,288
Commitments and contingencies (Note 16)
Equity
Common stock, $0.001 par value	270	269
Additional paid-in capital	511,174	509,448
Accumulated deficit	(406,351)	(344,667)
Total equity	105,093	165,051
Total liabilities and equity	$214,557	$245,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development expenses	$36,317	$21,821	$63,772	$43,350
Selling, general and administrative expenses	5,400	6,633	11,877	12,787
Loss from operations	(41,717)	(28,454)	(75,649)	(56,137)
Gain/(loss) from the change in fair value of derivative liabilities	2,066	(6,784)	8,408	(8,979)
Financial investment income	1,996	2,982	4,332	6,237
Related party loan interest income	1,222	1,001	2,445	1,991
Interest expense	(613)	-	(1,025)	-
Other gain, net	1,053	148	823	182
Loss before income taxes	(35,993)	(31,107)	(60,666)	(56,705)
Income tax expense	395	303	1,018	477
Net loss	$(36,388)	$(31,410)	$(61,684)	$(57,182)

Weighted-average number of shares outstanding – basic and diluted	276,355	275,632	276,309	275,563
Net loss per share –basic and diluted	$(0.13)	$(0.11)	$(0.22)	$(0.21)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(36,388)	$(31,410)	$(61,684)	$(57,182)
Total comprehensive loss	$(36,388)	$(31,410)	$(61,684)	$(57,182)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands) (Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2022	269,094	$269	$503,662	$(217,008)	$286,922
Net loss	-	-	-	(25,772)	(25,772)
Share-based compensation	-	-	868	-	868
Warrant expenses	-	-	480	-	480
Balance as of March 31, 2023	269,094	$269	$505,009	$(242,780)	$262,498
Net loss	-	-	-	(31,410)	(31,410)
Share-based compensation and issuance of stock	70	0	650	-	650
Balance as of June 30, 2023	269,164	$269	$505,659	$(274,190)	$231,738

Balance at December 31, 2023	269,359	$269	$509,448	$(344,667)	$165,051
Net loss	-	-	-	(25,296)	(25,296)
Share-based compensation and issuance for vested awards	7	0	1,126	-	1,126
Balance as of March 31, 2024	269,366	$269	$510,574	$(369,963)	$140,881
Net loss	-	-	-	(36,388)	(36,388)
Share-based compensation and issuance for vested awards	160	0	600	-	600
Balance as of June 30, 2024	269,526	$270	$511,174	$(406,351)	$105,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(61,684)	$(57,182)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	109	103
Non-cash lease expenses	87	34
Unrealized gain on the exchange rate changes	(2,173)	(336)
Share-based compensation	1,726	1,805
Warrant expenses	-	480
Change in fair value of derivative financial instruments	(8,408)	8,979
Changes in operating assets and liabilities
Accrued interest on financial investments, net	(2,016)	(4,001)
Accrued interest on related party loan receivable, net	(2,445)	(1,991)
Other assets	(2,520)	20
Related party receivables	544	(109)
Accounts payable	(1,701)	202
Related party payables	6,234	5,075
Other payables	5,678	(682)
Net cash used by operating activities	(66,568)	(47,604)
Cash flows from investing activities
Redemptions of financial investments	47,000	57,500
Purchases of financial investments	(27,000)	(25,500)
Expenditures for property, plant and equipment	(765)	(165)
Net cash provided by investing activities	19,235	31,835
Cash flows from financing activities
Proceeds from debt	29,484	-
Non-creditor debt issuance costs	(491)	-
Tax withholding on share-based compensation	-	(287)
Net cash provided (used) by financing activities	28,993	(287)
Effect of exchange rate changes on cash and cash equivalents	(779)	502
Decrease in cash and cash equivalents	(19,119)	(15,554)
Cash and cash equivalents at the beginning of the period	46,882	49,146
Cash and cash equivalents at the end of the period	$27,763	$33,592
Supplemental disclosure of cash information
Cash paid for
Income tax	$1,753	$388
Interest	$720	$-
Supplemental disclosure of other non-cash investing and financing activities
Property, plant & equipment expenditures in accounts payable and other accruals	$772	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$616	$360
Issuance of common stock for vested restricted stock units	$878	$954

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

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Bank Deposit Certificates (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less. Balances consisted of the following:

	June 30,	December 31,
	2024	2023
Cash	$17,680	$9,173
CDBs	3,996	4,385
Fixed deposits	6,087	33,325
Total	$27,763	$46,882

Note 3 – Financial Investments

The financial investments are classified as held-to-maturity (“HTM”) because management has the intent and ability to hold the securities until maturity. These investments include time deposits with original maturities of one year or less, but greater than 90 days and are recorded at amortized cost in the condensed consolidated balance sheets.

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$93,234	$-	$(206)	$93,027

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$111,218	$106	$-	$111,324

No allowances for credit losses were recognized as of June 30, 2024 and December 31, 2023.

Note 4 – Related Party Transactions

Relationship with Embraer

Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), through one of its wholly owned subsidiaries Embraer Aircraft Holdings, Inc. (“EAH” and collectively “Embraer”), own approximately 90% of the outstanding common stock of the Company. The expenses from transactions with Embraer reflected in the condensed consolidated financial statements may not be indicative of expenses that will be incurred by the Company with third parties in the future.

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

Related Party Loan On August 1, 2022, the Company entered into a loan agreement (the “Loan Agreement”) with EAH in order to efficiently manage the Company’s cash at a rate of return that is favorable to the Company for an initial term of 12 months. On August 1, 2023, the Company and EAH agreed to amend the Loan Agreement (“Amended Loan Agreement”) to extend the term an additional 12 months to August 1, 2024 and increase the fixed interest rate to 5.97% per annum. The aggregate principal amount is still up to $81 million. All accrued interest prior to the amendment was paid. The date may be extended upon mutual written agreement by the Company and EAH. Any outstanding principal amount under the Loan Agreement may be prepaid at any time, in whole or in part, by EAH at its election and without penalty. The Company may request full or partial prepayment of any outstanding principal amount under the Loan Agreement at any time. Interest income is recognized using the simple interest method. No credit losses were recognized related to the loan for the six months ended June 30, 2024 and 2023, respectively.

Related Party Expenses

The following table summarizes the related party expenses for the presented periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development expenses	$24,094	$17,272	$44,983	$32,408
Selling, general and administrative expenses	838	973	1,588	1,493
Total	$24,932	$18,245	$46,571	$33,901

Note 5 – Other Balance Sheet Components

Other Current Assets

Other current assets are comprised of the following items:

	June 30,	December 31,
	2024	2023
Advances to suppliers	$3,567	$298
Prepaid Directors & Officers insurance	-	467
Advances to employees	250	59
Other assets	58	65
Total	$3,875	$889

Property Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Development mockups	$516	$516
Leasehold improvements	167	167
Computer hardware	15	15
Construction in progress	781	9
Total property, plant and equipment	$1,478	$707
Less: Accumulated depreciation	(244)	(160)
Total property, plant and equipment, net	$1,235	$547

Construction in progress includes tooling for eVTOL production that is under construction by vendors that will be owned by the Company.

Other Current Payables

Other current payables are comprised of the following items:

	June 30,	December 31,
	2024	2023
Accrued expenses	$14,719	$7,075
Payroll accruals	4,012	4,737
Income tax payable	406	1,141
Other payables	1,066	293
Total	$20,203	$13,245

Other Non-Current Payables

Other non-current payables are comprised of the following items:

	June 30,	December 31,
	2024	2023
Advances from customers	$1,404	$1,284
Payroll accruals	377	867
Other payables	747	383
Total	$2,528	$2,535

Advances from customers relate to customers who have signed non-binding Letters of Intent to purchase eVTOLs.

Note 6 – Debt

In January 2023, the Company entered into a loan agreement (the “BNDES Loan Agreement”) with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans with an aggregate borrowing availability of R$490 million (approximately $88.1 million), to support the first phase of the development of the Company’s eVTOL project. All USD approximations use foreign currency exchange rate data as of June 30, 2024.

The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $14.4 million), was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $73.8 million), was denominated in US Dollars, as adjusted on a daily basis by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from May 2027 through February 2035. In September 2023, BNDES withheld a one-time fee of approximately $0.4 million from the initial draw.

The Company’s long-term debt outstanding included:

			June 30,	December 31,
Title	Type	Interest Rate	2024	2023
Sub-credit A	Term Loan	4.55%	$14,391	$13,132
Sub-credit B	Term Loan	(a)	39,119	12,937
Long-term debt principal			$53,510	$26,069
Unamortized debt issuance costs (b)			(907)	(305)
Long-term debt			$52,603	$25,764

(a)	A fixed rate is determined for each draw on the loan, calculated as 1.10% per year plus a fixed rate to be published by BNDES every 15 days in accordance with the BNDES Loan Agreement.
(b)	Excludes $212 thousand and $348 thousand in deferred charges as of June 30, 2024 and December 31, 2023, respectively, related to debt issuance costs that will be recognized pro-ratably when additional funds are drawn.

The long-term debt principal as of June 30, 2024 matures as follows:

Total
2024	$-
2025	-
2026	1,333
2027	5,266
2028	6,489
Thereafter	40,422
Total	$53,510

As of June 30, 2024, Sub-credit A was fully drawn and approximately $38.0 million was available to be drawn on Sub-credit B. The BNDES loans shall be drawn by Eve Brazil by January 23, 2026. Otherwise, BNDES may terminate the BNDES Loan Agreement and any loans shall be paid no later than February 15, 2035. The BNDES Loan Agreement provides that the availability of such loans are subject to BNDES rules and regulations and, in the case of Sub-credit A, FNMC’s budget. In the case of Sub-credit B, the loan is subject to rules and regulations of BNDES’ financing program, which is subject to funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council. Additionally, the BNDES Loan Agreement provides that the borrowing of any amount under these loans are subject to certain conditions, including, among others, the promulgation of a new law (which condition only applies to Sub-credit A), the receipt by BNDES of a guarantee from an acceptable financial institution, absence of any facts that would have a material adverse effect on the economic or financial condition of the Company, and approval of the project by the applicable environmental entities.

Note 7 – Common Stock Warrants

Warrants Classified as Equity

Public Warrants

The Company has outstanding warrants that are publicly traded on the New York Stock Exchange (“NYSE”) (the “Public Warrants”) under the ticker EVEXW. Each Public Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, to be exercised only for a whole number of shares of our common stock. The Public Warrants are exercisable provided that we have an effective registration statement under the Securities Act of 1933 (“Securities Act”) covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants expire five years after the consummation of the Company's business combination on May 9, 2022 (“Closing”) or earlier upon redemption or liquidation. We may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading days period ending on the third business day before the Company sends the notice of redemption to the warrant holders.  As of June 30, 2024, there were 11.5 million Public Warrants outstanding.

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

For the Contingent Warrants, the issuance and vesting of such warrants occurs upon the achievement of certain milestones, which include, as applicable, (a) receipt of the first type certification for the eVTOL in compliance with certain airworthiness authorities, (b) receipt of the first binding commitment from a third-party to purchase an eVTOL jointly developed by Embraer and a certain Strategic Investor, (c) being a supplier at entry into service, (d) receipt of binding commitments from certain Strategic Investors for an aggregate 700 eVTOLs, (e) the time at which ten vertiports that have been developed or implemented with the services of a certain Strategic Investor have entered operation or are technically capable of entering operation, and (f) receipt of services and support agreements.

As of June 30, 2024, there were New Warrants to purchase an aggregate 37.4 million shares of common stock outstanding. The New Warrants were measured at fair value on the grant date (May 9, 2022), except for cases where there has been a modification, where fair value is remeasured on the modification date. The fair value of Penny Warrants was calculated by subtracting $0.01 from Eve’s common stock share price on the grant date. Market Warrants with an exercise price of $11.50 were estimated using the publicly traded Public Warrants as the terms are similar. The Company used a modified Black-Scholes model to value the Market Warrants with an exercise price of $15.00. The valuation model utilizes management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. Forfeitures of New Warrants within the scope of ASC 718 are estimated by the Company and reviewed when circumstances change.

The following table summarizes the Black-Scholes model inputs and assumptions:

May 9,
Market Warrants with exercise price of $15.00	2022
Share Price (S0)	$11.32
Maturity Date	12/31/2025
Time (T) - Years	3.63
Strike Price (X)	$15.00
Risk-free Rate (r)	2.85%
Volatility (σ)	7.93%
Dividend Yield (q)	0.00%
Warrant Value	$0.11

Warrants Classified as Liabilities

Private Placement Warrants

The Company has outstanding warrants issued in private placements (the “Private Placement Warrants”), which are recorded in the “Derivative financial instruments” line of the condensed consolidated balance sheets. Each Private Placement Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to conditions as defined in the respective warrant agreement. The Private Placement Warrants have similar terms as the Public Warrants, except for the $0.01 cash redemption feature. However, in the event a Private Placement Warrant is transferred to a third-party not affiliated with the Company (referred to as a non-permitted transferee), the warrant becomes a Public Warrant and is subject to the $0.01 cash redemption feature. If this occurs, the calculation changes for the settlement amount of the Private Placement Warrants. Since the settlement amount depends solely on who holds the instrument, which is not an input to the fair value of a fixed-for-fixed option or forward on equity shares, the Private Placement Warrants are liability classified. As of June 30, 2024, there were 14.3 million Private Placement Warrants outstanding.

Note 8 – Derivative Financial Instruments

The Company has derivative financial instrument liabilities of $5.6 million and $14.0 million, as of June 30, 2024 and December 31, 2023, respectively, related to the Private Placement Warrants. The Company uses the share price of its Public Warrants as the input for the recurring fair value measurement of Private Placement Warrants at the end of each reporting period within the “Derivative financial instruments” line item of the condensed consolidated balance sheets. The Public Warrants are used to remeasure the fair value as they have similar key terms. Refer to Note 7 and 9 for additional information.

During the six months ended June 30, 2024 and 2023, a gain of $8.4 million and a loss of $9.0 million, respectively, were recognized within the “Gain/(loss) from the change in fair value of derivative liabilities” line in the condensed consolidated statement of operations. The change in fair value is recorded under operating activities within the condensed consolidated statements of cash flows.

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

As of June 30, 2024 and December 31, 2023, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	June 30, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Placement Warrants	$5,558	$-	$5,558	$-	$13,965	$-	$13,965	$-
Debt	$52,603	$-	$46,539	$-	$25,764	$-	$21,273	$-

Note 10 – Equity

The Company’s common stock trades on the NYSE under the ticker EVEX. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 269,525,708 and 269,359,021 shares of common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.  Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through June 30, 2024, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of June 30, 2024 and December 31, 2023, there was no preferred stock issued and outstanding.

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

For the three months ended June 30, 2024 and 2023, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal for each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss	$(36,388)	$(31,410)	$(61,684)	$(57,182)
Weighted-average shares outstanding–basic and diluted	276,355	275,632	276,309	275,563
Net loss per share–basic and diluted	$(0.13)	$(0.11)	$(0.22)	$(0.21)

Penny warrants included in Net loss per share calculation–basic and diluted	6,900	6,600	6,900	6,600

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

	June 30,
	2024	2023
Unvested restricted stock units	1,569	1,133
Penny warrants with unmet contingencies	13,523	13,973
Out of the money warrants	42,750	42,750
Total	57,841	57,856

Certain Penny Warrants contain contingencies agreed upon with potential customers and suppliers. Warrants that are out of the money include Public, Private Placement, and Market Warrants issued to potential financiers and suppliers where the exercise price exceeded the common stock price for the period. Refer to Note 7 for a summary of the terms for all warrants.

Note 12 – Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Outsourced services	$33,445	$20,064	$58,123	$39,501
Payroll costs	2,617	1,663	5,224	3,699
Other expenses	255	95	426	150
Total	$36,317	$21,821	$63,772	$43,350

Note 13 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Outsourced services	$2,506	$3,006	$4,603	$5,116
Payroll costs	1,787	2,409	5,060	5,127
Director & Officers insurance	266	557	645	1,560
Other expenses	841	661	1,569	985
Total	$5,400	$6,633	$11,877	$12,787

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

For the three months ended June 30, 2024 and 2023, the Company recognized income tax expense of $0.4 million and $0.3 million, respectively, due to income in the Brazilian jurisdiction. For the six months ended June 30, 2024 and 2023, the Company recognized income tax expense of $1.0 million and $0.5 million, respectively, due to year-to-date income in the Brazilian jurisdiction.
15

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

The following is a summary of the balance sheet components of leases:

	June 30,	December 31,
	2024	2023
Supplemental balance sheet information
ROU assets, net - related parties	$415	$474
ROU assets, net - third parties	622	34
Total ROU assets, net	$1,037	$508

Operating lease liabilities - related parties	$383	$474
Operating lease liabilities - third parties	620	36
Total operating lease liabilities	$1,003	$510

Future minimum lease payments at June 30, 2024 were as follows:

Operating Leases
2024	$275
2025	455
2026	265
2027	95
2028	3
Thereafter	-
Total minimum lease payments	1,093
Imputed interest	(90)
Total operating lease liabilities	$1,003

As of June 30, 2024, the Company has one lease with a related party that has not yet commenced. The lease is for a facility in Gavião Peixoto in the state of São Paulo, Brazil. The lease is expected to commence this year. The Company will also have additional leases commence for equipment from third parties during 2024.

Note 16 – Commitments and Contingencies

As of June 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings.  The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are reasonably possible, but not probable, will be disclosed in the notes to the condensed consolidated financial statements.

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

UATM The Company is developing next-generation Urban Air Traffic Management (“UATM”) software named Vector to help enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. The Company expects to offer Vector primarily as a subscription software offering to customers that include air navigation service providers, fleet operators and vertiport operators.

The CODM receives information related to the operating results based on R&D expenses by segment. Asset information by segment is not presented to the CODM.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Research and development expenses by segment	2024	2023	2024	2023
eVTOL	$33,439	$19,709	$58,082	$39,824
Service and Operations Solutions	1,679	962	3,272	1,664
UATM	1,199	1,150	2,418	1,861
Total research and development expenses	$36,317	$21,821	$63,772	$43,350
(Income)/expense not allocated to segments, net	(324)	9,286	(3,106)	13,356
Loss before income taxes	$(35,993)	$(31,107)	$(60,666)	$(56,705)

Note 18 – Subsequent Events

On June 28, 2024 and July 12, 2024, the Company entered into subscription agreements, warrant agreements, and warrant exchange agreements with certain investors relating to a private placement (the “Private Placement”) for (i) the issuance and sale of 23,900,000 newly issued shares of common stock of the Company, par value $0.001 per share (“Common Stock”), for cash at a purchase price of $4.00 per share, (ii) the issuance of 3,318,588 shares of Common Stock of the Company in exchange for the surrender and cancellation of certain warrants (3,296,470 Public Warrants and 5,000,000 Market Warrants, refer to Note 7) to acquire an aggregate of 8,296,470 shares of common stock of the Company, and (iii) the granting of certain Penny Warrants to acquire an aggregate of 2,500,000 shares of common stock of the Company to certain investors. The issued warrants have an exercise price of $0.01 and vest upon receipt of the first type certification for the eVTOL in compliance with certain airworthiness authorities. The Private Placement is subject to customary closing conditions, which have or will occur on various dates during the third quarter 2024.  The Company will receive aggregate gross proceeds from the Private Placement of approximately $95.6 million, or $93.5 million net of issuance costs. Of the gross proceeds, $65.6 million was received in July 2024.  The remaining $30 million is expected to be received from EAH during the third quarter 2024. The Company intends to use the net proceeds for working capital and general corporate purposes.

On August 1, 2024, the Loan Agreement between EAH and the Company, as described in Note 4, reached maturity.  The Company received the principal plus interest of approximately $85.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that Eve’s management believes is relevant to an assessment and understanding of Eve’s consolidated results of operations and financial condition. The following discussion should be read in conjunction with the Company’s 2023 Form-10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023, and the related notes that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those risk factors set forth under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the unaudited condensed consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, business strategy and the plans and objectives of management for future operations.  In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or similar terms or expressions or the negative thereof, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to raise financing in the future;
•	the impact of the regulatory environment and complexities with compliance related to such environment, including changes in applicable laws or regulations;
•	the impact of public health crises and epidemics;
•	our ability to implement and maintain an effective system of internal control over financial reporting;
•	our ability to grow market share in our existing markets or any new markets we may enter;
•	our ability to respond to general economic conditions;
•	the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
•	our ability to manage our growth effectively;
•	our ability to achieve and maintain profitability in the future;
•	our ability to access sources of capital to finance operations and growth;
•	the success of our strategic relationships with third parties;
•	our ability to successfully develop, certify and commercialize our planned Urban Air Mobility solutions;
•	competition from other manufacturers and operators of electric vertical take-off and landing vehicles and other methods of air or ground transportation;
•	various environmental requirements;
•	retention or recruitment of executive and senior management and other key employees;
•	reliance on services to be provided by Embraer and other third parties; and
•	other risks and uncertainties described in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K (the “2023 Form 10-K”), including those under “Risk Factors.”

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

Recent Developments

First Full-Scale eVTOL Prototype

On July 3, 2024, Eve unveiled its first full-scale eVTOL prototype. The Company currently expects to initiate flight-testing with this prototype in late 2024. As a non-conforming aircraft, this prototype does not have all the systems, subsystems and redundancies that will be present in the five prototypes that Eve plans to build for the certification campaign. This prototype will be piloted remotely, and the flight tests are expected to assess various characteristics of the motors and substantiate Eve’s thrust and lift expectations against sound, emission and energy consumption estimates, among other metrics.

New Equity Financing

On June 28, 2024, the Company entered into subscription agreements, warrant agreements and warrant exchange agreements with certain investors relating to a private placement for the issuance and sale of 23,500,000 newly issued shares of common stock, par value $0.001 per share, for cash at a purchase price of $4.00 per share, for a total of $94,000,000 in new equity financing, the exchange of certain Public Warrants and Market Warrants for shares of common stock, and the granting of certain Penny Warrants to certain investors. Of this amount, $30 million in gross proceeds are expected to be received from Embraer Aircraft Holding, Inc. (“EAH”) for 7,500,000 newly issued shares of Common Stock and warrants to acquire 1,500,000 shares of Common Stock as part of the Private Placement, the issuance of which was approved by a special committee of independent and disinterested directors of the Company, with the assistance of its independent financial and legal advisors. See Liquidity and Capital Resources—Financing Activities and the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024, for additional information.

Subsequent to the end of the second quarter of 2024, on July 12, 2024, the Company entered into a subscription agreement with Space Florida relating to a private placement for the issuance and sale of 400,000 newly issued shares of Common Stock for cash at a purchase price of $4.00 per share. See Note 18 – Subsequent Events to the condensed consolidated financial statements and the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024, for additional information.

Business Models

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

To date, Eve has not generated any revenue, as it continues to develop its eVTOL vehicles and other UAM solutions. As a result, Eve will require substantial additional capital to develop products and fund operations for the foreseeable future. Until Eve can generate any revenue from product sales and services, it expects to finance operations through a combination of existing cash on hand, public offerings, private placements, and debt financing. The amount and timing of future funding requirements will depend on many factors, including the pace and results of development efforts.

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

Initial Business Development Engagement

Since its founding, Eve has been engaged in multiple market and business development projects around the world. Examples of this include two concepts of operation (“CONOPS”) with Airservices Australia as well as with the United Kingdom Civil Aviation Authority. Both market and business development initiatives demonstrate Eve’s ability to create new procedures and frameworks designed to enable the safe scalability of UAM together with our partners. Using these initiatives as a guide, Eve has launched CONOPS in Rio de Janeiro, Miami, Japan, Chicago and South Korea, and hopes to launch additional concepts of operation in the United States, Brazil, and around the world.

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

Fully-Integrated Business Model

Eve’s business model to serve as a fully-integrated eVTOL transportation solution provider is uncertain. Present projections indicate that payback periods on eVTOL aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our financial results are dependent on certifying and delivering eVTOL on time and at a cost that supports returns at prices that sufficient numbers of customers are willing to pay based on value arising from time and efficiency savings from utilizing eVTOL services. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, in general and our product design, in particular. Best efforts have been made to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. The success of our business is also dependent, in part, on the utilization rate of our aircraft and reductions in utilization will adversely impact our financial performance. Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, lightning, hail, known icing conditions and/or fog. Inability to operate safely in these conditions would reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at vertiports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events.

Results of Operations (unaudited)

	Three Months Ended
	June 30,
	2024	2023	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$36,317	$21,821	$(14,496)	(66)%
Selling, general and administrative expenses	5,400	6,633	1,233	19%
Loss from operations	(41,717)	(28,454)	(13,263)	(47)%
Gain/(loss) from the change in fair value of derivative liabilities	2,066	(6,784)	8,851	n.m.
Financial investment income	1,996	2,982	(987)	(33)%
Related party loan interest income	1,222	1,001	221	22%
Interest expense	(613)	-	(613)	n.m.
Other gain, net	1,053	148	904	611%
Loss before income taxes	(35,993)	(31,107)	(4,886)	(16)%
Income tax expense	395	303	(92)	(30)%
Net loss	$(36,388)	$(31,410)	$(4,978)	(16)%

	Six Months Ended June 30,
	2024	2023	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$63,772	$43,350	$(20,423)	(47)%
Selling, general and administrative expenses	11,877	12,787	911	7%
Loss from operations	(75,649)	(56,137)	(19,512)	35%
Gain/(loss) from the change in fair value of derivative liabilities	8,408	(8,979)	17,386	n.m.
Financial investment income	4,332	6,237	(1,905)	(31)%
Related party loan interest income	2,445	1,991	453	23%
Interest expense	(1,025)	-	(1,025)	n.m.
Other gain, net	823	182	641	352%
Loss before income taxes	(60,666)	(56,705)	(3,961)	7%
Income tax expense	1,018	477	(542)	(114)%
Net loss	$(61,684)	$(57,182)	$(4,502)	8%

n.m. = not meaningful

Research and development expenses

Research and development activities represent a significant part of the Company's expenses. Research and development efforts focus on the design and development of eVTOLs, the development of service and operations support for its vehicles and those manufactured by third parties, and the development of Vector, a UATM software platform. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits and share-based compensation) for employees focused on research and development activities, fees incurred under the MSAs, equipment and materials, and an allocation of overhead, including rent, information technology costs and utilities. Research and development expenses are expected to increase significantly as the Company increases staffing to support eVTOL aircraft engineering and software development, builds aircraft prototypes, progresses towards the launch of its first eVTOL aircraft, and continues to explore and develop next generation aircraft and technologies.

Research and development expenses increased by $14.5 million and $20.4 million for the three and six months ended June 30, 2024, respectively. The increase in research and development expense was primarily driven by an increase in R&D’s team headcount, higher engineering expenses contemplated in MSA agreements with Embraer and Atech, and higher expenses related to the development of the prototype vehicles, including a full-scale model of the eVTOL.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits and share-based compensation) for employees associated with administrative services such as executive management, business development, legal, human resources, information technology, accounting and finance. These expenses also include certain third-party consulting services, contractor and professional services fees, audit and compliance expenses, insurance costs, corporate overhead costs, depreciation, rent, and utilities.

SG&A expenses decreased $1.2 million for the three months ended June 30, 2024, primarily related to lower payroll costs of $0.6 million, outsourced services of $0.4 million, and lower director & officer insurance expense of $0.3 million, partially offset by start up costs for the Taubaté manufacturing facility.

SG&A expenses decreased by $0.9 million for the six months ended June 30, 2024, primarily related to lower director & officer insurance expense of $0.9 million, lower outsourced services of $0.4 million, and lower payroll costs of $0.1 million, partially offset by start up costs for the Taubaté manufacturing facility.

Gain/(loss) from the change in fair value of derivative liabilities

Derivative liabilities relate to the Private Placement Warrants which are valued using the trading price of the Company’s Public Warrants. The gain from the change in fair value of derivative liabilities increased $8.9 million for the three months ended June 30, 2024, due to a $0.15 decrease in the Public Warrant trading price, whereas the trading price increased $0.48 for the three months ended June 30, 2023.

The gain from the change in fair value of derivative liabilities increased $17.4 million for the six months ended June 30, 2024, due to a $0.59 decrease in the Public Warrant trading price, whereas the trading price increased $0.63 for the six months ended June 30, 2023.

Financial investment income

The Company invests cash in short fixed-income instruments of low risk, mostly in US Dollar and high-quality financial institutions. Financial investment income decreased $1.0 million in the three months ended June 30, 2024, primarily related to a decrease in the average investment balance of $31.0 million as compared to the three months ended June 30, 2023.

Financial investment income decreased $1.9 million in the six months ended June 30, 2024, primarily related to a decrease in the average investment balance of $62.6 million as compared to the six months ended June 30, 2023.

Liquidity and Capital Resources

Eve has incurred net losses since its inception and to date has not generated any revenue. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

Eve received proceeds from the business combination and PIPE Investment of approximately $357.3 million. In addition, in September 2022, Eve received $15.0 million from United Airlines Ventures, Ltd. (“United”), in connection with a subscription agreement pursuant to which United agreed to subscribe for an aggregate of 2,039,353 shares of common stock and a warrant agreement pursuant to which the Company issued to United new warrants to acquire up to 2,722,536 shares of common stock, each with an exercise price of $0.01 per share. On January 23, 2023, the Company secured loans from BNDES for a total borrowing availability of R$490 million (approximately $88.1 million, using the exchange rate on June 30, 2024).

As of June 30, 2024, Eve had cash of $27.8 million, financial investments of $93.2 million, a related party loan receivable of $85.5 million from EAH and $38.0 million available to be drawn on the BNDES loans, which amounts to approximately $244.5 million of total liquidity. The total liquidity is expected to be sufficient to fund Eve’s current operating plan for at least the next twelve months. In addition, Eve will receive the proceeds from any exercise of any warrants in cash, other than a cashless exercise effected in accordance with the terms of such warrants.

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

Eve intends to continue to use its liquidity primarily to fund its research and development activities and other personnel costs, which are our business’ principal uses of cash. In light of the significant number of redemptions that occurred during the business combination, the current trading price for shares of our common stock and the unlikelihood that we will receive significant proceeds from exercises of the warrants because of the disparity between the exercise price of the warrants and the current trading price of the common stock, these funds will likely not be sufficient to enable Eve to complete all necessary development of and commercially launch its eVTOL aircraft. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities and the timing and extent of spending to support development efforts. Until Eve generates sufficient operating cash flow to cover its operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, Eve expects to utilize a combination of equity and debt financing to fund any future capital needs. Currently, no decision has been made as to specific sources of additional funding and Eve may explore different potential funding opportunities including potential long-term debt finance lines with private and public banks, advances and pre-delivery down payments from customers as well as equity and convertible lines. Eve may be unable to raise additional funds when needed on favorable terms or at all. The sale of securities by selling securityholders pursuant to the Prospectus could result in a significant decline in the public trading price of the common stock and could further decrease the likelihood of raising additional funds successfully. If Eve raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If Eve raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

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

Financing Activities

BNDES Loan Agreement

As previously disclosed, on January 23, 2023, Eve Brazil entered into a loan agreement (the “Loan Agreement”) with BNDES, pursuant to which BNDES granted two lines of credit to the Company, with an aggregate amount of R$490 million (approximately $88.1 million, using the exchange rate on June 30, 2024), to support the development of the eVTOL project. For additional information about the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023.

On December 21, 2023, the Company announced that Bradesco Bank had concluded that the first line of credit under the Loan Agreement aligned with the 2023 Green Loans Principles, which is a set of guidelines issued for structuring loan operations for sustainable purposes. As of June 30, 2024, a total of R$278.6 million (approximately $53.5 million) had been issued to the Company pursuant to the Loan Agreement.

Private Placement

On June 28, 2024, the Company entered into subscription agreements, warrant agreements and warrant exchange agreements with certain investors relating to a private placement for the issuance and sale of 23,500,000 newly issued shares of common stock, par value $0.001 per share, (the “Common Stock”) for cash at a purchase price of $4.00 per share, for a total of $94,000,000 in new equity financing (ii) the issuance of 3,318,588 shares of Common Stock in exchange for the surrender and cancellation of certain Public Warrants and Market Warrants to acquire an aggregate of 8,296,470 shares of Common Stock, and (iii) the granting of certain Penny Warrants to acquire an aggregate of 2,500,000 shares of Common Stock to certain investors. Of this amount, $30 million in gross proceeds are expected to be received from EAH for 7,500,000 newly issued shares of Common Stock and warrants to acquire 1,500,000 shares of Common Stock as part of the Private Placement, the issuance of which was approved by a special committee of independent and disinterested directors of the Company, with the assistance of its independent financial and legal advisors. See Note 18 to the condensed consolidated financial statements and the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024, for additional information.

Subsequent to the end of the second quarter of 2024, on July 12, 2024, the Company entered into a subscription agreement with Space Florida relating to a private placement for the issuance and sale of 400,000 newly issued shares of Common Stock for cash at a purchase price of $4.00 per share. See Note 18 – Subsequent Events to the condensed consolidated financial statements and the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2024, for additional information.

Shelf Registration Statement

Subsequent to the end of the second quarter of 2024, on July 26, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC, registering (i) the issuance by the Company of up to 45,548,481 shares of Common Stock underlying warrants, and the offer and sale of up to 317,715,214 shares of Common Stock and up to 14,250,000 private placement warrants by the selling securityholders named in that prospectus and (ii) the offer and sale from time to time in one or more offerings of up to $500,000,000 aggregate offering price of Common Stock, preferred stock and warrants. The Company may offer and sell such securities from time to time or to or through underwriters, brokers or dealers, directly to one or more purchasers, through a block trade, through agents on a best-efforts basis, through a combination of any of the above methods of sale or through other types of transactions described in the shelf registration statement. The Company has not sold any such securities under the shelf registration statement as of the date of this Quarterly Report on Form 10-Q.

Cash Flows (unaudited)

The following table summarizes cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2024	2023	Change
Net cash used by operating activities	$(66,568)	$(47,604)	$(18,964)
Net cash provided by investing activities	$19,235	$31,835	$(12,600)
Net cash provided (used) by financing activities	$28,993	$(287)	$29,280

Net Cash Used by Operating Activities

Net cash used by operating activities increased $19.0 million for the six months ended June 30, 2024, primarily related to increased research and development expenses of $21.0 million, increased interest and taxes paid of $2.1 million, partially offset by a net increase in working capital of $4.3 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities decreased $12.6 million for the six months ended June 30, 2024, primarily related to less net redemptions of financial investments of $12.0 million and higher capital expenditures of $0.6 million.

Net Cash Provided (Used) by Financing Activities

Net cash related to financing activities increased $29.3 million for the six months ended June 30, 2024, primarily related to the proceeds from BNDES loan borrowings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interest rate CDI, related to our cash equivalents in Brazil that are invested in Bank Deposit Certificates (“CDB”), which are issued by financial institutions in Brazil and immediately available for redemption. As of June 30, 2024, approximately 3% of our consolidated cash, cash equivalents and financial investments were indexed to the variation of the CDI rate.

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

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains and losses are those denominated in Brazilian reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the real to the value of the US Dollar may adversely affect us, mainly due to the fact that 3% of total assets and 10% of total liabilities are in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of June 30, 2024, the closing exchange rate was 5.5589 reais per US $1.00.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
10.1	Form of Subscription Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.1	July 1, 2024
10.2	Form of Warrant Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.2	July 1, 2024
10.3	Form of Warrant Exchange Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.3	July 1, 2024
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVE HOLDING, INC.
Date: August 6, 2024	By:	/s/ Johann Bordais
		Name:	Johann Bordais
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Eduardo Couto
		Name:	Eduardo Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

