Form 10-Q
period 2024-09-30
Eve Holding, Inc.
filed 2024-11-04
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, there were 297,644,298 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

EVE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$24,572	$46,882
Financial investments	255,258	111,218
Related party receivables	19	191
Related party loan receivable	-	83,042
Other current assets	5,685	889
Total current assets	285,534	242,221
Non-current assets
Property, plant & equipment, net	510	547
Right-of-use assets, net	1,260	508
Deferred income tax, net	1,714	1,714
Other non-current assets	504	348
Total non-current assets	3,988	3,118
Total assets	$289,522	$245,339

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,916	$4,571
Related party payables	31,588	20,208
Derivative financial instruments	1,568	13,965
Other current payables	17,697	13,245
Total current liabilities	54,768	51,989
Non-current liabilities
Long-term debt	68,309	25,764
Other non-current payables	2,779	2,535
Total non-current liabilities	71,089	28,299
Total liabilities	125,857	80,288
Commitments and contingencies (Note 16)
Equity
Common stock, $0.001 par value	298	269
Additional paid-in capital	605,505	509,448
Accumulated deficit	(442,138)	(344,667)
Total equity	163,665	165,051
Total liabilities and equity	$289,522	$245,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development expenses	$32,419	$28,642	$96,191	$71,992
Selling, general and administrative expenses	8,411	5,035	20,287	17,822
Total operating expenses	40,830	33,677	116,479	89,814
Operating loss	(40,830)	(33,677)	(116,479)	(89,814)
Gain/(loss) from the change in fair value of derivative liabilities	3,990	(854)	12,398	(9,833)
Financial investment income	3,629	2,802	7,961	9,039
Related party loan interest income	430	1,158	2,875	3,149
Interest expense	(835)	(31)	(1,861)	(31)
Other (loss)/gain, net	(1,744)	489	(921)	672
Loss before income taxes	(35,361)	(30,112)	(96,027)	(86,817)
Income tax expense	427	1,098	1,445	1,574
Net loss	$(35,787)	$(31,210)	$(97,472)	$(88,392)

Weighted-average number of shares outstanding – basic and diluted	297,833	275,887	283,484	275,671
Net loss per share –basic and diluted	$(0.12)	$(0.11)	$(0.34)	$(0.32)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(35,787)	$(31,210)	$(97,472)	$(88,392)
Total comprehensive loss	$(35,787)	$(31,210)	$(97,472)	$(88,392)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands) (Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2022	269,094	$269	$503,662	$(217,008)	$286,922
Net loss	-	-	-	(25,772)	(25,772)
Share-based compensation	-	-	868	-	868
Warrant expenses	-	-	480	-	480
Balance at March 31, 2023	269,094	269	505,009	(242,780)	262,498
Net loss	-	-	-	(31,410)	(31,410)
Share-based compensation and issuance of stock	70	0	650	-	650
Balance at June 30, 2023	269,164	269	505,659	(274,190)	231,738
Net loss	-	-	-	(31,210)	(31,210)
Warrants exercised for common stock	0	-	1	-	1
Share-based compensation and issuance of stock	45	0	1,515	-	1,515
Balance at September 30, 2023	269,209	$269	$507,176	$(305,400)	$202,045

Balance at December 31, 2023	269,359	$269	$509,448	$(344,667)	$165,051
Net loss	-	-	-	(25,296)	(25,296)
Share-based compensation and issuance for vested awards	7	0	1,126	-	1,126
Balance at March 31, 2024	269,366	269	510,574	(369,963)	140,881
Net loss	-	-	-	(36,388)	(36,388)
Share-based compensation and issuance for vested awards	160	0	600	-	600
Balance at June 30, 2024	269,526	270	511,174	(406,351)	105,093
Net loss	-	-	-	(35,787)	(35,787)
Issuance of common stock, net	23,900	24	85,163	-	85,187
Warrants exchanged for common stock	3,319	3	8,116	-	8,120
Warrants exercised for common stock	900	1	8	-	9
Share-based compensation	-	-	1,044	-	1,044
Balance at September 30, 2024	297,644	$298	$605,505	$(442,138)	$163,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(97,472)	$(88,392)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	176	143
Non-cash lease expenses	366	55
Unrealized gain on the exchange rate changes	(1,220)	(385)
Share-based compensation	2,770	3,320
Warrant expenses	-	480
Change in fair value of derivative financial instruments	(12,398)	9,833
Changes in operating assets and liabilities
Accrued interest on financial investments, net	(5,040)	(5,667)
Accrued interest on related party loan receivable, net	2,042	844
Other assets	(1,499)	(733)
Related party receivables	163	(1,898)
Accounts payable	(569)	(257)
Related party payables	11,515	8,016
Other payables	3,874	4,644
Net cash used by operating activities	(97,290)	(69,997)
Cash flows from investing activities
Redemptions of financial investments	60,000	72,500
Purchases of financial investments	(199,000)	(52,500)
Collection of related party loan	81,000	-
Expenditures for property, plant and equipment	(4,001)	(168)
Net cash (used) provided by investing activities	(62,001)	19,832
Cash flows from financing activities
Proceeds from issuance of common stock, net of fees to investors	94,288	-
Non-investor equity issuance costs	(981)	-
Proceeds from debt, net	45,246	11,375
Non-creditor debt issuance costs	(787)	(375)
Tax withholding on share-based compensation	-	(287)
Proceeds from exercised warrants	9	1
Net cash provided by financing activities	137,774	10,714
Effect of exchange rate changes on cash and cash equivalents	(792)	402
Decrease in cash and cash equivalents	(22,310)	(39,049)
Cash and cash equivalents at the beginning of the period	46,882	49,146
Cash and cash equivalents at the end of the period	$24,572	$10,097
Supplemental disclosure of cash information
Cash paid for
Income tax	$2,762	$875
Interest	$1,317	$-
Supplemental disclosure of other non-cash investing and financing activities
Property, plant & equipment expenditures in accounts payable and other accruals	$41	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$1,118	$373
Issuance of common stock for vested restricted stock units	$878	$1,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unless otherwise specified or per share amounts)
(Unaudited)

Note 1 – Organization and Basis of Presentation

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve,” the “Company,” “we,” “us,” or “our”), is an aerospace company that is dedicated to accelerating the urban air mobility (“UAM”) ecosystem. The Company is taking a holistic approach to progressing the UAM ecosystem with an advanced electric vertical take-off and landing (“eVTOL”) project, a comprehensive global services and support network, and a unique air traffic management solution. The Company is organized in Delaware with operations in Melbourne, Florida and São Paulo, Brazil.

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

Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for our 2024 annual financial statements and interim periods beginning in 2025. The Company does not expect the adoption of this ASU will have a material impact on the consolidated financial statements and related disclosures.

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

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Bank Deposit Certificates (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less. Balances consisted of the following:

	September 30,	December 31,
	2024	2023
Cash	$6,203	$9,173
CDBs	6,323	4,385
Fixed deposits	12,046	33,325
Total	$24,572	$46,882

Note 3 – Financial Investments

The financial investments are classified as held-to-maturity (“HTM”) because management has the intent and ability to hold the securities until maturity. These investments include time deposits with original maturities of one year or less, but greater than 90 days and are recorded at amortized cost in the condensed consolidated balance sheets.

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$255,258	$674	$-	$255,931

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$111,218	$106	$-	$111,324

No allowances for credit losses were recognized as of September 30, 2024 and December 31, 2023.

Note 4 – Related Party Transactions

Relationship with Embraer

Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), through one of its wholly owned subsidiaries Embraer Aircraft Holdings, Inc. (“EAH” and collectively “Embraer”), own approximately 83% of the outstanding common stock of the Company. The expenses from transactions with Embraer reflected in the condensed consolidated financial statements may not be indicative of expenses that will be incurred by the Company with third parties in the future.

In July and September 2024, the Company closed a private placement, which included investment from, among others, Embraer, pursuant to which the Company received aggregate gross proceeds of $95.6 million. Pursuant to the private placement, Embraer received certain newly issued shares of common stock and warrants. Refer to Note 7 and Note 8 for more information regarding the private placement.

Master Service Agreements and Shared Service Agreement In December 2021, the Company and Embraer entered into the Master Service Agreement (“MSA”) and Shared Service Agreement (“SSA”), and as a result, Embraer began charging the Company for research and development (“R&D”) and selling, general and administrative (“SG&A”) services, respectively. The initial terms for the MSA and SSA are 15 years. The MSA can be automatically renewed for additional successive one-year periods. The MSA established a fee so that the Company may have access to Embraer’s R&D and engineering department structure, as well as, at the Company’s option, the ability to access manufacturing facilities in the future. The SSA established a cost overhead pool to be allocated, excluding any margin, so that the Company may be provided with access to certain of Embraer’s administrative services and facilities such as shared service centers. In addition, in December 2021, the Company entered into a MSA with Atech Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) (“Atech”) and wholly owned subsidiary of Embraer, for an initial term of 15 years. Fees under the Atech MSA are for services related to air traffic management software development, defense systems, simulation systems, engineering, and consulting services.

Corporate Costs Embraer incurs corporate costs for services provided to the Company. These costs include, but are not limited to, expenses for information systems, accounting, treasury, purchasing, human resources, legal, and facilities. These costs benefit the Company, but are not covered under the MSA or SSA. The corporate costs are allocated between the “Research and development expenses” and “Selling, general and administrative expenses” line items of the condensed consolidated statements of operations as appropriate.

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

Leases The Company has entered into agreements with Embraer to lease corporate office space and other facilities, including a site expected to be used to develop the Company's manufacturing facility for eVTOL production. Refer to Note 15 for more information.

Related Party Loan On August 1, 2022, the Company entered into a loan agreement with EAH in order to efficiently manage the Company’s cash at a rate of return that is favorable to the Company for an initial term of 12 months. In August 2023, the initial term of the loan was extended for an additional 12 months. On August 1, 2024, the loan matured. Principal and interest collected was $85.9 million. No credit losses were recognized related to the loan receivable through the loan’s maturity on August 1, 2024 and the nine months ended September 30, 2023.

Related Party Expenses

The following table summarizes the related party expenses for the presented periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development expenses	$26,322	$20,956	$71,305	$53,364
Selling, general and administrative expenses	1,297	665	2,886	2,158
Total	$27,619	$21,620	$74,191	$55,521

Note 5 – Other Balance Sheet Components

Other Current Assets

Other current assets are comprised of the following items:

	September 30,	December 31,
	2024	2023
Advances to suppliers	$4,449	$298
Prepaid Directors & Officers insurance	597	467
Advances to employees	225	59
Prepaid income tax	176	-
Other assets	238	65
Total	$5,685	$889

Property Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Development mockups	$516	$516
Leasehold improvements	167	167
Computer hardware	15	15
Construction in progress	98	9
Total property, plant and equipment	$796	$707
Less: Accumulated depreciation	(286)	(160)
Total property, plant and equipment, net	$510	$547

Construction in progress includes costs incurred for the Company’s manufacturing facility to be constructed in Taubaté, São Paulo, Brazil and tooling for eVTOL production that is under construction by vendors that will be owned by the Company.

Other Current Payables

Other current payables are comprised of the following items:

	September 30,	December 31,
	2024	2023
Accrued expenses	$11,082	$7,075
Payroll accruals	4,772	4,737
Income tax payable	-	1,141
Other payables	1,844	293
Total	$17,697	$13,245

Other Non-Current Payables

Other non-current payables are comprised of the following items:

	September 30,	December 31,
	2024	2023
Advances from customers	$1,534	$1,284
Payroll accruals	598	867
Other payables	647	383
Total	$2,779	$2,535

Advances from customers relate to customers who have signed non-binding Letters of Intent to purchase eVTOLs.

Note 6 – Debt

In January 2023, the Company entered into a loan agreement (the “BNDES Loan Agreement”) with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans with an aggregate borrowing availability of R$490 million (approximately $94.9 million), to support the first phase of the development of the Company’s eVTOL project.

The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $14.7 million using the exchange rate as of September 30, 2024), was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $80.2 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from May 2027 through February 2035. In September 2023, BNDES withheld a one-time fee of approximately $0.4 million from the initial draw.

The Company’s long-term debt outstanding included:

			September 30,	December 31,
Title	Type	Interest Rate	2024	2023
Sub-credit A	Term Loan	4.55%	$14,684	$13,132
Sub-credit B	Term Loan	(a)	54,885	12,937
Long-term debt principal			$69,569	$26,069
Unamortized debt issuance costs (b)			(1,259)	(305)
Long-term debt			$68,309	$25,764

(a)	A fixed rate is determined for each draw on the loan, calculated as 1.10% per year plus a fixed rate to be published by BNDES every 15 days in accordance with the BNDES Loan Agreement.
(b)	Excludes $131 thousand and $348 thousand in deferred charges as of September 30, 2024 and December 31, 2023, respectively, related to debt issuance costs that will be recognized pro-ratably when the remaining funds are drawn.

The long-term debt principal as of September 30, 2024 matures as follows:

Total
2024	$-
2025	-
2026	1,360
2027	6,777
2028	8,492
Thereafter	52,940
Total	$69,569

As of September 30, 2024, Sub-credit A was fully drawn and approximately $25.3 million was available to be drawn on Sub-credit B. The BNDES loans shall be drawn by the Company by January 23, 2026. Otherwise, BNDES may terminate the BNDES Loan Agreement and any loans shall be paid no later than February 15, 2035. The BNDES Loan Agreement provides that the availability of such loans are subject to BNDES rules and regulations and, in the case of Sub-credit A, FNMC’s budget. In the case of Sub-credit B, the loan is subject to rules and regulations of BNDES’ financing program, which is subject to funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council. Additionally, the BNDES Loan Agreement provides that the borrowing of any amount under these loans are subject to certain conditions, including, among others, the promulgation of a new law (which condition only applies to Sub-credit A), the receipt by BNDES of a guarantee from an acceptable financial institution, absence of any facts that would have a material adverse effect on the economic or financial condition of the Company, and approval of the project by the applicable environmental entities.

Note 7 – Equity

The Company’s common stock trades on the NYSE under the ticker EVEX. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 297,644,298 and 269,359,021 shares of common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.  Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through September 30, 2024, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of September 30, 2024 and December 31, 2023, there was no preferred stock issued and outstanding.

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

2024 Private Placement

On June 28, 2024 and July 12, 2024, the Company entered into subscription agreements, warrant agreements, and warrant exchange agreements with certain investors relating to a private placement (the “2024 Private Placement”) for (i) the issuance and sale of 23,900,000 newly issued shares of common stock of the Company, par value $0.001 per share, for cash at a purchase price of $4.00 per share (of which, 7,500,000 shares were purchased and issued to Embraer), (ii) the issuance of 3,318,588 shares of common stock of the Company in exchange for the surrender and cancellation of certain warrants to acquire an aggregate of 8,296,470 shares of common stock of the Company, and (iii) the issuance of certain Penny Warrants to acquire an aggregate of 2,500,000 shares of common stock of the Company (of which, 1,500,000 were issued to Embraer). The common stock issued has the same rights as the existing common stock issued and outstanding. Refer to Note 8 for more information regarding the warrants related to the 2024 Private Placement. The transactions contemplated by the 2024 Private Placement closed on July 2, 2024, July 5, 2024, July 18, 2024, and September 4, 2024. The Company received aggregate gross proceeds of $95.6 million. A portion of the gross proceeds was allocated to the warrants exchanged for common stock with the residual value being attributable to the newly issued shares of common stock. Issuance costs of approximately $2.3 million were recognized as part of the transaction. The proceeds were recorded to the “Additional paid-in capital” line item of the condensed consolidated balance sheets, with exception of the par value of common stock issued as part of the transaction. The Company intends to use the net proceeds for working capital and general corporate purposes.

Note 8 – Common Stock Warrants

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

In connection with the 2024 Private Placement, investors agreed to cancel 3,296,470 Public Warrants in exchange for 1,318,588 shares of common stock of the Company. As of September 30, 2024, there were 8,203,407 Public Warrants outstanding.

New Warrants

The Company has entered into warrant agreements with certain strategic private investment in public equity investors (“Strategic PIPE Investors”), pursuant to which and subject to the terms and conditions of each applicable warrant agreement. The Company has issued or has agreed to issue to the Strategic PIPE Investors warrants (the “New Warrants”) to purchase an aggregate amount of (i) 24,095,072 shares of common stock with an exercise price of $0.01 per share (“Penny Warrants”), (ii) 12,000,000 shares of common stock with an exercise price of $15.00 per share, and (iii) 5,000,000 shares of common stock with an exercise price of $11.50 per share. Warrants with exercise prices of $15.00 per share are defined as Market Warrants.

In connection with the 2024 Private Placement, 2,500,000 Penny Warrants were issued contingent upon first type certification for the eVTOL in compliance with certain airworthiness authorities. These new Penny Warrants are included in the definition of New Warrants. Additionally, another investor agreed to cancel 5,000,000 warrants with an exercise price of $11.50 in exchange for 2,000,000 shares of common stock of the Company.

Because the cash received for the common stock and New Warrants is significantly different from their fair value, management considers such warrants to have been issued other than at fair market value. Accordingly, such warrants represent units of account separate from the shares of common stock that were issued to the Strategic PIPE Investors in connection with their respective investment and therefore require separate accounting treatment.

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

 The New Warrants were issued or issuable to the following types of parties:

(a) Potential customers: Market and Penny Warrants issued or issuable to potential customers were determined to be within the scope of ASC 718, Compensation-Stock Compensation, for classification and measurement and ASC 606, Revenue from Contracts with Customers, for recognition. In accordance with ASC 718, these warrants were determined to be equity-classified. Market Warrants issued at Closing vested immediately and have no contingencies. The Penny Warrants can be separated into two categories: (i) contingently issuable warrants (the “Contingent Warrants”) and (ii) warrants that immediately vested upon Closing (“Vested Warrants”). The Contingent Warrants are measured at fair value on the grant date and will be recognized as variable consideration (a reduction of revenue) under ASC 606 when and if there are related revenue transactions or as expense if there are not yet related revenue transactions. The Vested Warrants were accounted for akin to a non-refundable upfront payment to a potential customer and were recognized as expense as the Company has no current revenue or binding contracts in place.

(b) Potential suppliers: Penny Warrants issued or issuable to potential suppliers, which are subject to the satisfaction of certain specified conditions, are accounted for under ASC 718 and were determined to be equity-classified. Under ASC 718, the fair value of these warrants will be recognized as expense as products and/or services are received from the suppliers as if the Company paid cash for the respective transactions.

(c) 2024 Private Placement: Penny Warrants issued or issuable to investors that participated in the 2024 Private Placement are contingent upon receipt of the first type certification for the eVTOL and were accounted for under ASC 718. Refer to Note 7 for more information regarding the 2024 Private Placement.

For the Contingent Warrants, the issuance and vesting of such warrants occurs upon the achievement of certain milestones, which include, as applicable, (a) receipt of the first type certification for the eVTOL in compliance with certain airworthiness authorities, (b) receipt of the first binding commitment from a third-party to purchase an eVTOL jointly developed by Embraer and a certain Strategic Investor, (c) being a supplier at entry into service, (d) receipt of binding commitments from certain Strategic Investors for an aggregate 700 eVTOLs, (e) the time at which ten vertiports that have been developed or implemented with the services of a certain Strategic Investor have entered operation or are technically capable of entering operation and (f) receipt of services and support agreements.

As of September 30, 2024, there were New Warrants to purchase an aggregate 34,022,536 shares of common stock outstanding. The New Warrants were measured at fair value on the grant date (May 9, 2022), except for cases where there has been a modification, where fair value is remeasured on the modification date. The fair value of Penny Warrants was calculated by subtracting $0.01 from Company’s common stock share price on the grant date or modification date. The Company used a modified Black-Scholes model to value the Market Warrants with an exercise price of $15.00. The valuation model utilizes management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. Forfeitures of New Warrants within the scope of ASC 718 are estimated by the Company and reviewed when circumstances change.

The following table summarizes the Black-Scholes model inputs and assumptions:

May 9,
Market Warrants with exercise price of $15.00	2022
Share Price (S0)	$11.32
Maturity Date	12/31/2025
Time (T) - Years	3.63
Strike Price (X)	$15.00
Risk-free Rate (r)	2.85%
Volatility (σ)	7.93%
Dividend Yield (q)	0.00%
Warrant Value	$0.11

Warrants Classified as Liabilities

Private Warrants

The Company has outstanding warrants issued in private placements (the “Private Warrants”), which are recorded in the “Derivative financial instruments” line of the condensed consolidated balance sheets. Each Private Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to conditions as defined in the respective warrant agreement. The Private Warrants have similar terms as the Public Warrants, except for the $0.01 cash redemption feature. However, in the event a Private Warrant is transferred to a third-party not affiliated with the Company (referred to as a non-permitted transferee), the warrant becomes a Public Warrant and is subject to the $0.01 cash redemption feature. If this occurs, the calculation changes for the settlement amount of the Private Warrants. Since the settlement amount depends solely on who holds the instrument, which is not an input to the fair value of a fixed-for-fixed option or forward on equity shares, the Private Warrants are liability classified. As of September 30, 2024, there were 14,250,000 Private Warrants outstanding.

Note 9 – Derivative Financial Instruments

The Company has derivative financial instrument liabilities of $1.6 million and $14.0 million, as of September 30, 2024 and December 31, 2023, respectively, related to the Private Warrants. The Company uses the share price of its Public Warrants as the input for the recurring fair value measurement of Private Warrants at the end of each reporting period within the “Derivative financial instruments” line item of the condensed consolidated balance sheets. The Public Warrants are used to remeasure the fair value as they have similar key terms. Refer to Note 8 and 10 for additional information.

During the nine months ended September 30, 2024 and 2023, a gain of $12.4 million and a loss of $9.8 million, respectively, were recognized within the “Gain/(loss) from the change in fair value of derivative liabilities” line in the condensed consolidated statement of operations. The change in fair value is recorded under operating activities within the condensed consolidated statements of cash flows.

Note 10 – Fair Value Measurements

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

The fair value of debt was estimated using a discounted cash flow model and other observable inputs, therefore, are deemed to be Level 2. Refer to Note 9 for the methodology for determining the fair value of Private Warrants.

As of September 30, 2024 and December 31, 2023, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	September 30, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Warrants	$1,568	$-	$1,568	$-	$13,965	$-	$13,965	$-
Debt	$68,309	$-	$64,360	$-	$25,764	$-	$21,273	$-

Note 11 – Earnings Per Share

Basic and diluted earnings per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Diluted net loss per common stock reflects the potential dilution that would occur if securities were exercised or converted into common stock. The effects of any incremental potential common stock are excluded from the calculation of earnings per share if their effect would be anti-dilutive. Contingently issuable shares, including equity awards with performance conditions, are considered outstanding common shares and included in basic and diluted earnings per share as of the date that all necessary conditions to earn the awards have been satisfied. Public and Private Warrants are considered for the diluted earnings per share calculation to the extent they are “in-the-money” and their effect is dilutive. The Company has retroactively adjusted the shares issued and outstanding prior to May 9, 2022, to give effect to the exchange ratio.

For the three months ended September 30, 2024 and 2023, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal for each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(35,787)	$(31,210)	$(97,472)	$(88,392)
Weighted-average shares outstanding–basic and diluted	297,833	275,887	283,484	275,671
Net loss per share–basic and diluted	$(0.12)	$(0.11)	$(0.34)	$(0.32)

Penny Warrants included in Net loss per share calculation–basic and diluted	6,000	6,750	6,000	6,750

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

	September 30,
	2024	2023
Unvested restricted stock units	1,529	1,373
Penny Warrants with unmet contingencies	16,023	13,823
Out of the money warrants	34,453	42,750
Total	52,005	57,946

Certain Penny Warrants contain contingencies agreed upon with potential customers and suppliers that have not yet been achieved. Warrants that are out of the money include Public, Private, and Market Warrants where the exercise price exceeded the common stock price for the period. Refer to Note 8 for a summary of the terms for all warrants.

Note 12 – Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Outsourced services	$29,739	$25,061	$87,862	$64,562
Payroll costs	2,472	3,412	7,695	7,111
Other expenses	208	169	634	319
Total	$32,419	$28,642	$96,191	$71,992

Note 13 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Outsourced services	$4,806	$1,907	$9,744	$7,023
Payroll costs	2,951	2,431	8,651	7,558
Director & Officers insurance	272	349	917	1,908
Other expenses	382	348	975	1,333
Total	$8,411	$5,035	$20,287	$17,822

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

For the three months ended September 30, 2024 and 2023, the Company recognized income tax expense of $0.4 million and $1.1 million, respectively, due to income in the Brazilian jurisdiction. For the nine months ended September 30, 2024 and 2023, the Company recognized income tax expense of $1.4 million and $1.6 million, respectively, due to year-to-date income in the Brazilian jurisdiction.

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

The following is a summary of the balance sheet components of leases:

	September 30,	December 31,
	2024	2023
Supplemental balance sheet information
ROU assets, net - related parties	$385	$474
ROU assets, net - third parties	875	34
Total ROU assets, net	$1,260	$508

Operating lease liabilities - related parties	$360	$474
Operating lease liabilities - third parties	872	36
Total operating lease liabilities	$1,232	$510

Future minimum lease payments at September 30, 2024 were as follows:

Operating Leases
2024	$162
2025	743
2026	314
2027	96
2028	4
Thereafter	-
Total minimum lease payments	1,319
Imputed interest	(87)
Total operating lease liabilities	$1,232

As of September 30, 2024, the Company has two lease agreements with Embraer that have not yet commenced. One agreement is for a facility in Gavião Peixoto, São Paulo, Brazil. The lease is expected to commence in 2025. The other lease agreement was executed on August 13, 2024, where the Company agreed to lease property from Embraer in Taubaté, São Paulo, Brazil. This site is expected to be used to develop the Company’s manufacturing facility for eVTOL production. The lease agreement included a commitment by the Company to invest a minimum of R$15 million in leasehold improvements. As of September 30, 2024, the Company incurred approximately $0.4 million in prepaid lease costs, which is recognized in the “Other non-current assets” line of the condensed consolidated balance sheets.

Note 16 – Commitments and Contingencies

As of September 30, 2024 and December 31, 2023, the Company was not involved in any material legal proceedings. The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are reasonably possible, but not probable, will be disclosed in the notes to the condensed consolidated financial statements.

Note 17 – Segments

Operating segment information is presented in a manner consistent with the internal reports provided to the Chief Operating Decision Maker (“CODM”). Given the Company’s pre-revenue operating stage, it currently has no concentration exposure to products, services, or customers. The Company determined that it currently operates in three different operating and reportable segments as the CODM assesses the operation results by each R&D project, as follows:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Research and development expenses by segment	2024	2023	2024	2023
eVTOL	$29,965	$25,777	$88,047	$65,601
Service and Operations Solutions	1,026	1,606	4,299	3,270
UATM	1,428	1,259	3,846	3,120
Total research and development expenses	$32,419	$28,642	$96,191	$71,992
(Income)/expense not allocated to segments, net	2,942	1,470	(164)	14,826
Loss before income taxes	$(35,361)	$(30,112)	$(96,027)	$(86,817)

Note 18 – Subsequent Events

Financing Agreement

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024 (the “Financing Agreement”), with BNDES, pursuant to which BNDES has agreed to grant four lines of credit. The credit is intended for the deployment of a manufacturing unit for the production of eVTOL aircraft in the city of Taubaté, São Paulo, Brazil. The Financing Agreement provides that the availability of such lines of credit is subject to BNDES’ rules and regulations.

The lines of credit total R$500 million (approximately $89.6 million) and are denominated as follows: Sub-credit A in the amount of R$140 million (approximately $25.1 million), Sub-credit B in the amount of R$60 million (approximately $10.8 million), Sub-credit C in the amount of R$210 million (approximately $37.6 million) and Sub-credit D in the amount of R$90 million (approximately $16.1 million). The principal amount of the debt arising from the Sub-credit A will bear an interest rate of 2.20% per annum, and that arising from the Sub-credit C will bear an interest rate of 2.75% per annum above the Reference Rate (TR) 226, published in the Time Series Management System - SGS of the Central Bank of Brazil, under code no. 226, or any other that may replace it. The principal amount of the debt owed under Sub-credit B will bear interest at the rate of 1.10% per annum and under Sub-credit D will bear interest at the rate of 1.65% per annum plus the fixed rate published by the BNDES System. The Company shall pay a one-time commission fee of R$2.5 million (approximately $0.5 million). Such credit lines shall be used by the Company within 42 months from the date of the Financing Agreement. The principal of debt arising from each Sub-credit of this Financing Agreement shall be paid to BNDES in 25 semiannual and successive installments starting in 2028. The Financing Agreement can be early terminated, and payment of any outstanding amount can be accelerated, by BNDES in certain events provided for in the Financing Agreement.

Credit Agreement

On October 29, 2024, the Company entered into a credit agreement with Citibank, N.A. (“Citi”) (the “Credit Agreement”), pursuant to which on October 29, 2024, Citi advanced $50 million to support the Company’s production and sale of eVTOL aircraft. The loan is subject to an interest rate of 3.90% per year plus Term Secured Overnight Financing Rate (“SOFR”) and a term of four years, with $25 million due on October 29, 2027 and $25 million due on October 30, 2028. The Credit Agreement contains events of default; change in control provisions; affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions; engage in certain transactions with affiliates except in the ordinary course of business; and enter into sale and leaseback transactions. The Credit Agreement requires compliance with a minimum debt service coverage ratio. The ratio is tested on the last day of each fiscal quarter for the trailing four quarter period then ended, beginning June 30, 2027.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information we believe is relevant to an assessment and understanding of the condensed consolidated results of operations and financial condition. The following discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K (the “2023 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023, and the related notes that are included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors set forth under “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 1A. Risk Factors of our 2023 Form 10-K and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the unaudited condensed consolidated financial statements.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to raise financing in the future;
•	the impact of the regulatory environment and complexities with compliance related to such environment, including changes in applicable laws or regulations;
•	our ability to implement and maintain an effective system of internal control over financial reporting;
•	our ability to grow market share in our existing markets or any new markets we may enter;
•	our ability to respond to general economic conditions;
•	the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
•	our ability to manage our growth effectively;
•	our ability to achieve and maintain profitability in the future;
•	our ability to access sources of capital to finance operations and growth;
•	the success of our strategic relationships with third parties;
•	our ability to successfully develop, certify and commercialize our planned Urban Air Mobility solutions and the timing thereof;
•	competition from other manufacturers and operators of electric vertical take-off and landing vehicles and other methods of air or ground transportation;
•	various environmental requirements;
•	retention or recruitment of executive and senior management and other key employees;
•	reliance on services to be provided by Embraer and other third parties; and
•	other risks and uncertainties described in this Quarterly Report on Form 10-Q and in our 2023 Form 10-K, including those under “Risk Factors.”

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

BNDES Financing Agreement

On October 10, 2024, EVE Soluções de Mobilidade Aérea Urbana, Ltda. (“Eve Brazil”), a Brazilian limited liability company and a wholly owned subsidiary of the Company, and Embraer S.A., a Brazilian corporation, as intervening party (“Embraer”), entered into a financing agreement, dated as of October 7, 2024 (the “Financing Agreement”), with Banco Nacional de Desenvolvimento Econômico e Social – BNDES, Brazil’s National Development Bank (“BNDES”), pursuant to which BNDES has agreed to grant four lines of credit to Eve Brazil. The credit is intended for the deployment of a manufacturing unit for the production of eVTOLs, in Taubaté, State of São Paulo. The Financing Agreement provides that the availability of such lines of credit is subject to BNDES’s rules and regulations.

The first line of credit (“Sub-credit A”), in the amount of R$140 million (approximately $25.1 million) is to be provided from, among other sources, the resources of the Worker Support Fund – FAT and the resources originating from FAT – Special Deposits. The second line of credit (“Sub-credit B”), in the amount of R$60 million (approximately $10.8 million), is to be provided from funds raised by the BNDES System in foreign currency. The third line of credit (“Sub-credit C”), in the amount of R$210 million (approximately $37.6 million), is to be provided from, among other sources, the resources of the Worker Support Fund – FAT and the resources originating from FAT – Special Deposits. The fourth line of credit (“Sub-credit D”), in the amount of R$90 million (approximately $16.1 million), to be provided from funds raised by the BNDES System in foreign currency.

The principal amount of the debt arising from the Sub-credit A will bear an interest rate of 2.20% per annum (as remuneration), and that arising from the Sub-credit C will bear an interest rate of 2.75% per annum (as compensation) above the Reference Rate (TR) 226, published in the Time Series Management System - SGS of the Central Bank of Brazil, under code no. 226, or any other that may replace it. The principal amount of the debt owed under Sub-credit B will bear interest at the rate of 1.10% per annum and under Sub-credit D will bear interest at the rate of 1.65% per annum plus the fixed rate published by the BNDES System.

The debit balance from Sub-credit B and Sub-credit D, including the principal, compensatory and late payment interest, expenses, commissions and other agreed charges, will be updated daily according to the US dollar exchange rate fluctuation index (PTAX), sale quotation, published by the Central Bank of Brazil on the previous business day.

Such credit lines shall be used by Eve Brazil within 42 months from the date of the Financing Agreement. The principal of debt arising from each Sub-credit of this Instrument shall be paid to BNDES in 25 semiannual and successive installments starting in 2028.

The Financing Agreement can be early terminated, and payment of any outstanding amount can be accelerated, by BNDES in certain events provided for in the Financing Agreement.

Closing of 2024 Private Placement

As previously disclosed, on June 28, 2024 and July 12, 2024, the Company entered into subscription agreements, warrant agreements, and warrant exchange agreements with certain investors relating to a private placement (the “2024 Private Placement”) for (i) the issuance and sale of 23,900,000 newly issued shares of common stock of the Company, par value $0.001 per share, for cash at a purchase price of $4.00 per share (of which, 7,500,000 shares were purchased and issued to Embraer), (ii) the issuance of 3,318,588 shares of common stock of the Company in exchange for the surrender and cancellation of certain warrants to acquire an aggregate of 8,296,470 shares of common stock of the Company, and (iii) the issuance of certain Penny Warrants to acquire an aggregate of 2,500,000 shares of common stock of the Company (of which, 1,500,000 were issued to Embraer). The transactions contemplated by the 2024 Private Placement closed on July 2, 2024, July 5, 2024, July 18, 2024, and September 4, 2024, respectively.  The Company received aggregate gross proceeds of $95.6 million. For additional information, see Notes 7 and 8 to the accompanying condensed consolidated financial statements and the Company’s Current Reports on Form 8-K filed with the SEC on July 1, 2024 and July 18, 2024.

Citibank Credit Agreement

On October 29, 2024, the Company entered into a credit agreement with Citibank, N.A. (“Citi”) (the “Credit Agreement”), pursuant to which on October 29, 2024, Citi advanced $50 million to support the Company’s production and sale of eVTOL aircraft. The loan is subject to an interest rate of 3.90% per year plus Term Secured Overnight Financing Rate (“SOFR”) and a term of four years, with $25 million due on October 29, 2027 and $25 million due on October 30, 2028. The Credit Agreement contains events of default; change in control provisions; affirmative and negative covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions; engage in certain transactions with affiliates except in the ordinary course of business; and enter into sale and leaseback transactions. The Credit Agreement requires compliance with a minimum debt service coverage ratio. The ratio is tested on the last day of each fiscal quarter for the trailing four quarter period then ended, beginning June 30, 2027.

Shelf Registration Statement

On July 26, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC, registering (i) the issuance by the Company of up to 45,548,481 shares of Common Stock underlying warrants, and the offer and sale of up to 317,715,214 shares of Common Stock and up to 14,250,000 private placement warrants by the selling security holders named in that prospectus and (ii) the offer and sale from time to time in one or more offerings of up to $500,000,000 aggregate offering price of Common Stock, preferred stock and warrants. The Company may offer and sell such securities from time to time or to or through underwriters, brokers or dealers, directly to one or more purchasers, through a block trade, through agents on a best-efforts basis, through a combination of any of the above methods of sale or through other types of transactions described in the shelf registration statement. The Company has not sold any such securities under the shelf registration statement as of the date of this Quarterly Report on Form 10-Q.

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

Service and Operations Solutions. Eve plans to offer a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Services will be offered to UAM fleet operators on an agnostic basis – supporting both our own eVTOL aircraft and those produced by third parties.

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

To date, Eve has not generated any revenue, as it continues to develop its eVTOL aircraft and other UAM solutions. As a result, Eve will require substantial additional capital to develop products and fund operations for the foreseeable future. Until Eve can generate any revenue from product sales and services, it expects to finance operations through a combination of existing cash on hand, public offerings, private placements, and debt financing. The amount and timing of future funding requirements will depend on many factors, including the pace and results of development efforts.

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

Development of the UAM Market

Our revenue will be directly tied to the continued development and sale of eVTOL and related services. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We currently anticipate commercialization of our eVTOL services-and-support business beginning in 2026, followed by the commercialization and initial revenue generation from the sale of our eVTOLs beginning in 2027. Our business will require significant investment leading up to launching passenger services including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training and commercialization.

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

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell over 2,870 of our eVTOL aircraft and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding (“MOUs”) with more than 30 market-leading partners in segments spanning infrastructure, operations, platforms, utilities, and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business model and drive growth.

Fully Integrated Business Model

Eve’s business model to serve as a fully integrated eVTOL transportation solution provider is uncertain. Present projections indicate that payback periods on eVTOL aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our financial results are dependent on certifying and delivering eVTOL on time and at a cost that supports returns at prices that sufficient numbers of customers are willing to pay based on value arising from time and efficiency savings from utilizing eVTOL services. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, in general and our product design, in particular. Best efforts have been made to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. The success of our business is also dependent, in part, on the utilization rate of our aircraft and reductions in utilization will adversely impact our financial performance. Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, lightning, hail, known icing conditions and/or fog. Inability to operate safely in these conditions would reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at vertiports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events.

Results of Operations (unaudited)

	Three Months Ended
	September 30,
	2024	2023	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$32,419	$28,642	$(3,777)	(13)%
Selling, general and administrative expenses	8,411	5,035	(3,376)	(67)%
Total operating expenses	40,830	33,677	(7,153)	(21)
Operating loss	(40,830)	(33,677)	(7,153)	(21)%
Gain/(loss) from the change in fair value of derivative liabilities	3,990	(854)	4,844	n.m.
Financial investment income	3,629	2,802	827	29%
Related party loan interest income	430	1,158	(728)	(63)%
Interest expense	(835)	(31)	(804)	n.m.
Other (loss)/gain, net	(1,744)	489	(2,234)	n.m.
Loss before income taxes	(35,361)	(30,112)	(5,249)	(17)%
Income tax expense	427	1,098	671	61%
Net loss	$(35,787)	$(31,210)	$(4,578)	(15)%

	Nine Months Ended September 30,
	2024	2023	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$96,191	$71,992	$(24,200)	(34)%
Selling, general and administrative expenses	20,287	17,822	(2,465)	(14)%
Total operating expenses	116,479	89,814	(26,665)	(30)%
Operating loss	(116,479)	(89,814)	(26,665)	30%
Gain/(loss) from the change in fair value of derivative liabilities	12,398	(9,833)	22,230	n.m.
Financial investment income	7,961	9,039	(1,078)	(12)%
Related party loan interest income	2,875	3,149	(275)	(9)%
Interest expense	(1,861)	(31)	(1,829)	n.m.
Other (loss)/gain, net	(921)	672	(1,593)	n.m.
Loss before income taxes	(96,027)	(86,817)	(9,209)	11%
Income tax expense	1,445	1,574	130	8%
Net loss	$(97,472)	$(88,392)	$(9,080)	10%

n.m. = not meaningful

Research and development expenses

Research and development (“R&D”) activities represent a significant part of the Company’s expenses. Research and development efforts focus on the design and development of eVTOLs, the development of service and operations support for its vehicles and those manufactured by third parties, and the development of Vector, a UATM software platform. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits and share-based compensation) for employees focused on research and development activities, fees incurred under the Master Service Agreement (MSA), equipment and materials, and an allocation of overhead, including rent, information technology costs and utilities. Research and development expenses are expected to increase significantly as the Company increases staffing to support eVTOL aircraft engineering and software development, builds aircraft prototypes, progresses towards the launch of its first eVTOL aircraft, and continues to explore and develop next generation aircraft and technologies.

Research and development expenses increased by $3.8 million and $24.2 million for the three and nine months ended September 30, 2024, respectively. The increase in research and development expense was primarily driven by the MSA with Embraer who performs several developmental activities for Eve. These efforts continue to intensify with increasing maturity of the development of our eVTOL, including increased engagement of the engineering team who, following the roll-out of our engineering prototype in July 2024, is in the process of performing a series of system and integration ground tests on the aircraft that must be conducted before its debut flight.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits and share-based compensation) for employees associated with administrative services such as executive management, business development, legal, human resources, information technology, accounting and finance. These expenses also include certain third-party consulting services, contractor and professional services fees, audit and compliance expenses, insurance costs, corporate overhead costs, depreciation, rent, and utilities.

Selling, general and administrative expenses increased by $3.4 million and $2.5 million for the three and nine months ended September 30, 2024, respectively, primarily due to a combination of higher outsourced services and payroll costs. The increase in payroll expenses reflect mostly an increase in Eve’s headcount, as well as industrialization and other costs associated with Eve’s Brazilian eVTOL manufacturing site, located in the city of Taubaté, São Paulo, Brazil. These increases offset savings on Director & Officers insurance expenses.

Gain/(loss) from the change in fair value of derivative liabilities

Derivative liabilities relate to the Private Warrants which are valued using the trading price of the Company’s Public Warrants. The gain from the change in fair value of derivative liabilities increased by $4.8 million for the three months ended September 30, 2024, due to a $0.28 decrease in the Public Warrant trading price, whereas the trading price increased $0.06 for the three months ended September 30, 2023.

The gain from the change in fair value of derivative liabilities increased $22.2 million for the nine months ended September 30, 2024 due to a $0.87 decrease in the Public Warrant trading price, whereas the trading price increased $0.69 for the nine months ended September 30, 2023.

Financial investment income

The Company invests cash in short fixed-income instruments of low risk, mostly in US Dollar and high-quality financial institutions. Financial investment income increased $0.8 million for the three months ended September 30, 2024 primarily related to an increase in the average investment balance of $57.3 million as compared to the three months ended September 30, 2023.

Financial investment income decreased $1.1 million for the nine months ended September 30, 2024 primarily related to a decrease in the average investment balance of $27.3 million as compared to the nine months ended September 30, 2023.

Interest expense

Interest expense increased for the three and nine months ended September 30, 2024, primarily related to the initial draw on the BNDES loan in September 2023.

Other (loss)/gain, net

Other loss, net increased $2.2 million for the three months ended September 30, 2024, primarily related to an increase in foreign currency losses of $1.6 million and fees and taxes associated with the BNDES loan of $0.6 million as compared to the three months ended September 30, 2023.

Other loss, net increased $1.6 million for the nine months ended September 30, 2024, primarily related to an increase in fees and taxes associated with the BNDES loan of $1.9 million, partially offset by foreign currency gains of $0.3 million as compared to the nine months ended September 30, 2023.

Liquidity and Capital Resources

The Company has incurred net losses since inception and to date has not generated any revenue. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

The Company received proceeds from the business combination and PIPE Investment of approximately $357.3 million. In addition, in September 2022, the Company received $15.0 million from United Airlines Ventures, Ltd. (“United”), in connection with a subscription agreement pursuant to which United agreed to subscribe for an aggregate of 2,039,353 shares of common stock and a warrant agreement pursuant to which the Company issued to United new warrants to acquire up to 2,722,536 shares of common stock, each with an exercise price of $0.01 per share.

As previously disclosed, on January 23, 2023, the Company entered into a loan agreement (the “Loan Agreement”) with BNDES, pursuant to which BNDES granted two lines of credit to the Company, with an aggregate amount of R$490 million (approximately $94.9 million, using the exchange rate on September 30, 2024), to support the development of the eVTOL. For additional information about the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023.

On December 21, 2023, the Company announced that Bradesco Bank had concluded that the first line of credit under the Loan Agreement aligned with the 2023 Green Loans Principles, which is a set of guidelines issued for structuring loan operations for sustainable purposes. As of September 30, 2024, a total of R$360.7 million (approximately $69.6 million) had been issued to the Company pursuant to the Loan Agreement.

In July and September 2024, the Company closed on subscription agreements, warrant agreements and warrant exchange agreements with certain investors relating to the 2024 Private Placement for the issuance and sale of 23,900,000 newly issued shares of common stock for cash at a purchase price of $4.00 per share, for a total of $95.6 million in new equity financing, the exchange of certain Public Warrants and Market Warrants for shares of common stock, and the issuance of certain Penny Warrants to certain investors. Refer to Note 7 and Note 8 of the accompanying condensed consolidated financial statements and the Company’s Current Reports on Form 8-K filed with the SEC on July 1, 2024 and July 18, 2024 for additional information.

As of September 30, 2024, the Company has cash and cash equivalents of $24.6 million, financial investments of $255.3 million and available debt to be drawn from the original BNDES loan of $25.3 million, which amounts to approximately $305.2 million of liquidity. Additionally, the new loans were secured in October 2024 from BNDES of approximately $89.6 million and Citibank of $50.0 million, as described in the “Recent Developments” section of this MD&A. Total liquidity is expected to be sufficient to fund our operating plan for at least the next twelve months.

Future capital requirements include:

•	research and development expenses as we continue to develop our eVTOL aircraft;
•	capital expenditures for the expansion of manufacturing capacities;
•	additional operating costs and expenses for raw material procurement costs;
•	general and administrative expenses as we scale operations;
•	interest expense from debt financing; and
•	selling and distribution expenses as we build, brand and market the eVTOL aircraft.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Cautionary Note Regarding Forward-Looking Statements” section of this MD&A and Part I, Item 1A. Risk Factors of our 2023 Form 10-K, some of which are out of our control. Until we generate sufficient operating cash flow to cover operating expenses, working capital requirements and planned capital expenditures, we expect to utilize a combination of equity and debt financing to fund any future capital needs. Currently, no decision has been made as to specific sources of additional funding and the Company may explore different funding opportunities including long-term debt finance lines with private and public banks, advances and pre-delivery down payments from customers, as well as convertible debt. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have experienced in the past, and may in the future experience, periods of upheaval that could impact the availability and cost of equity and debt financing.

Cash Flows (unaudited)

The following table summarizes cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2024	2023	Change
Net cash used by operating activities	$(97,290)	$(69,997)	$(27,294)
Net cash (used) provided by investing activities	$(62,001)	$19,832	$(81,833)
Net cash provided by financing activities	$137,774	$10,714	$127,060

Net Cash Used by Operating Activities

Net cash used by operating activities increased $27.3 million for the nine months ended September 30, 2024, primarily related to increased expenditures for R&D of $20.5 million, SG&A of $4.0 million, interest and taxes of $3.2 million, partially offset by an increase in interest income collected of $0.4 million.

Net Cash (Used) Provided by Investing Activities

Net cash related to investing activities decreased $81.8 million for the nine months ended September 30, 2024, primarily related to net purchases of financial investments of $139.0 million versus net redemptions of $20.0 million during the nine months ended September 30, 2023, and higher capital expenditures of $4.0 million, partially offset by collection of the related party loan principal of $81.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $127.1 million for the nine months ended September 30, 2024, primarily related to the proceeds from the 2024 Private Placement and BNDES loan borrowings.

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses during the reporting period. The estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are described in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K.

Credit Risk

Our cash, cash equivalents and financial investments held subject us to concentrations of credit risk. These financial instruments are held at major financial institutions located in the USA and Brazil. At times, cash balances with any one financial institution may exceed USA’s Federal Deposit Insurance Corporation insurance limits ($250,000 per depositor per institution). We believe the financial institutions that hold our cash, cash equivalents and financial investments are financially sound and, accordingly, minimize credit risk.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we are not subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies, which may make comparison of our financials to those of other public companies more difficult.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interest rate CDI, related to our cash equivalents in Brazil that are invested in Bank Deposit Certificates (“CDB”), which are issued by financial institutions in Brazil and immediately available for redemption. As of September 30, 2024, approximately 2% of our consolidated cash, cash equivalents and financial investments were indexed to the variation of the CDI rate.

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

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains and losses are those denominated in Brazilian reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the real to the value of the US Dollar may adversely affect us, mainly due to the fact that 4% of total assets and 19% of total liabilities are in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of September 30, 2024, the closing exchange rate was 5.4481 reais per US $1.00.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the third quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
10.1	Form of Subscription Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.1	July 1, 2024
10.2*	Financing Agreement, dated as of October 7, 2024, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda., Embraer S.A. as intervening party, and Banco Nacional de Desenvolvimento Econômico e Social – BNDES.					X
10.3*	Credit Agreement, dated as of October 29, 2024, by and among Eve Holding, Inc., EVE UAM, LLC and Citibank, N.A.	8-K	001-39704	10.1	October 30, 2024
10.4*	Fourth Amendment, dated September 9, 2024, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.					X
10.5*	First Amendment, dated August 15, 2024, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.					X
10.6*	Amendment, effective September 17, 2024, to the Master Services Agreement, dated as of December 14, 2021, by and between Atech Negócios em Tecnologias S.A and EVE UAM, LLC.					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

* Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVE HOLDING, INC.
Date: November 4, 2024	By:	/s/ Johann Bordais
		Name:	Johann Bordais
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2024	By:	/s/ Eduardo Couto
		Name:	Eduardo Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

