Form 10-K
period 2024-12-31
Eve Holding, Inc.
filed 2025-03-11
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $121.7 million.

As of March 11, 2025, there were 297,644,298 shares of common stock, par value $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to raise financing in the future;
•	the impact of the regulatory environment and complexities with compliance related to such environment, including changes in applicable laws or regulations, including as a result of executive orders;
•	our ability to maintain an effective system of internal control over financial reporting;
•	our ability to grow market share in our existing markets or any new markets we may enter;
•	our ability to respond to general economic conditions;
•	the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
•	our ability to manage our growth effectively;
•	our ability to achieve and maintain profitability in the future;
•	our ability to access sources of capital to finance operations and growth;
•	the success of our strategic relationships with third parties;
•	our ability to successfully develop, certify and commercialize our planned Urban Air Mobility solutions;
•	competition from other manufacturers and operators of electrical vertical take-off and landing vehicles and other methods of air or ground transportation;
•	various environmental requirements;
•	retention or recruitment of executive and senior management and other key employees;
•	reliance on services to be provided by Embraer and other third parties; and
•	other risks and uncertainties described in this Annual Report on Form 10-K, including those under “Risk Factors”

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

PART I

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us”, “our” or the “Company” are to Eve Holding, Inc. or the consolidated entity, in certain contexts. References to our “management” or our “management team” refer to our officers and directors.

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

We are a leading developer of next-generation Urban Air Mobility (“UAM”) solutions. We are developing a comprehensive UAM solution that includes: the design and production of electric vertical take-off and landing vehicles (“eVTOLs”); a portfolio of maintenance and support services, named TechCare, focused on our and third-party eVTOLs; and a new Urban Air Traffic Management system, named Vector, designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. We believe we are uniquely positioned to develop, certify and commercialize our UAM solution on a global scale given our aviation heritage, our strategic relationship with Embraer S.A., a Brazilian corporation (“sociedade anonima”) (“ERJ”), our technology and intellectual property portfolio and the experience of our management team and employees, among other factors.

Our eVTOL has successfully completed important development steps, including engineering simulations, subscale test flights, wind tunnel tests and full-scale ground tests, which have enhanced the technological capability and maturity of our eVTOL. We currently expect to reach entry-into-service in 2027. We have also begun validating simulations of our fleet operations services model in Brazil, working with partners and utilizing conventional helicopters, to better understand the needs of passengers, partners and community stakeholders that will benefit from our mobility services. We have also engaged with aviation organizations in various cities including Melbourne, Australia; Rio de Janeiro and São Paulo in Brazil; London, United Kingdom; Chicago and Miami in the USA, to develop and simulate a concept of operation (“CONOPS”) to help inform the development of Vector, our Urban Air Traffic Management (“UATM”) solution.

We plan to market our eVTOLs globally to operators of UAM services, including fixed-wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators. In addition, we plan to engage with operators of ridesharing platforms to secure committed hours of operation for our eVTOLs. To date, we have established an initial order pipeline of approximately 2,800 vehicles valued at $14 billion from 28 launch customers. Our initial order pipeline is based on non-binding agreements and therefore subject to material change, consistent with common aviation practices. We do not plan to hold eVTOLs on our own balance sheet and instead plan to establish partnerships to offer solutions to operating partners. We expect to offer eVTOL service and support capabilities to UAM fleet operators, and we plan to offer our UATM systems primarily to air navigation service providers, fleet operators and vertiport operators.

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

UAM services also have the opportunity to address many of the shortcomings of helicopter operations, bringing the benefits of vertical air transportation to mainstream consumers in an affordable, safe and community friendly manner. We currently estimate that our eVTOL design could deliver material savings in direct operating costs compared to conventional helicopters on a piloted basis, which would be maximized after transitioning to autonomous mode in the future. The operating cost advantage of eVTOLs is expected to translate into affordable ticket prices for general public passengers. In addition, the simplified design and redundant propulsion and electrical systems of eVTOLs are designed to deliver much greater safety levels when compared to helicopters, providing prospective UAM passengers with increased peace of mind. Finally, while helicopters are prohibited from operating near many populated areas due to unacceptable noise generated by their rotors, our eVTOL is being designed with the goal of a lower noise footprint compared to helicopters, opening the door for vertiports to be conveniently located within urban settings.

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

Our Business Model

We are developing a comprehensive solution that is expected to address each of the major elements required to make UAM services a reality. Key elements of our solution include the following:

eVTOL Production and Design. We are developing an eVTOL that is optimized for the UAM mission. Our eVTOL employs a lift plus cruise design that features eight redundant rotors that provide lift for takeoff, hover and landing, along with a separate forward propulsion system and fixed wing that enables efficient and quiet cruising. Our eVTOL is designed to initially accommodate four passengers and a pilot, with the expected ability to transport up to six passengers without a pilot once autonomous capabilities are introduced. Based on an analysis conducted in collaboration with the Massachusetts Institute of Technology, we expect the range of our eVTOL (100 km at entry into service) will enable us to address 99% of UAM missions within cities and metropolitan areas. Our eVTOL is currently in its development phase with an expected entry into service in 2027.

Service and Operations Solutions. We plan to offer a full suite of eVTOL service and support capabilities (TechCare), including material services, maintenance, technical support, training, ground handling and data services. Our services will be offered on an agnostic basis – supporting both our eVTOL and those produced by third parties. We expect to leverage the global support network of ERJ to deploy our eVTOL services in an efficient, cost-effective and scalable manner. We recognize that vehicle support services are a vital element to enable UAM services to operate effectively and safely, and that high-quality and responsive support is a key purchasing consideration for our targeted customers.

Urban Air Traffic Management. We are developing Vector, a next-generation UATM system to enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. Our UATM software platform is being developed in partnership with Atech-Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) and wholly owned subsidiary of ERJ (“Atech”) – developer of the air traffic control system used in Brazil and other global markets. We expect to offer Vector to customers that include air navigation service providers, fleet operators and vertiport operators. We are currently validating our UATM approach through CONOPS collaborations with stakeholders in Rio de Janeiro and São Paulo, Brazil; London, United Kingdom; Melbourne, Australia; Chicago and Miami, USA.

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

Our Customers and Partners

We plan to market our eVTOLs globally to operators of UAM services, including fixed wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators. In addition, we plan to engage with operators of ridesharing platforms to secure committed hours of operation for our eVTOLs. To date, we have established an initial order pipeline of approximately 2,800 vehicles valued at $14 billion from 28 launch customers. Our initial order pipeline is based on non-binding agreements, consistent with common aviation practices. As of December 31, 2024, our disclosed eVTOL launch customer list includes the following:

Fixed Wing Operators United Airlines Republic Airways SkyWest Sydney Seaplanes FlyBIS Voar Aviation	Helicopter Operators Avantto Bristow Group Halo Aviation Helisul Aviação Nautilus Aviation Omni Helicopters International Helispirit Microflite Falcon Aviation Air-X Heli Inc.	Aircraft Lessors Azorra Falko NAC	Ride Sharing Platforms Blade Urban Air Mobility Blade India Flapper

We also recognize that scaling a UAM business requires collaboration from partners spanning the entire ecosystem, including those providing critical technology elements, charging infrastructure, vertiports and financing services. As of December 31, 2024, our partner network includes:

Technology BAE Systems Thales Group Nidec	Renewable Energy Acciona EDP Group Florida Power & Light	Vertiports Heathrow Airport Jetex London City Airport Pentastar Aviation Rio de Janeiro International Signature Aviation Skyports Universal Aviation	Financing BNDES Bradesco BBI

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

Proven Aircraft Certification Experience. We were formed as a business of ERJ - a recognized leader in the aviation sector with more than 55-year track record of success. ERJ has successfully certified over 30 aircraft models during the past 25 years – the most of any aircraft manufacturer. ERJ has proven its ability to certify new aircraft models on time, on spec and under budget. In addition, ERJ has long-standing relationships with global aviation regulatory agencies, with demonstrated success securing “triple certifications” from the Civil Aviation Agency of Brazil (Agência Nacional de Aviação Civil – “ANAC”), the U.S. Federal Aviation Administration (“FAA”) and the European Aviation Safety Agency (“EASA”). We expect to benefit from this history of success, the experience of our team and our strategic partnership with ERJ, which includes support and resources to assist with Type Certification.

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

Strategic Support from ERJ. We believe our relationship with ERJ will allow us to accelerate and de-risk the development of our UAM solution. Through our Services Agreements with ERJ, we will have access to ERJ’s vast resources at specified cost-based rates. We have first-priority access to approximately 5,000 ERJ employees, including 1,600 identified engineers with significant design and aeronautical expertise, with the ability to flex up and flex down resource utilization based on demand. In addition, pursuant to the Services Agreements, we will have a royalty-free license for ERJ’s background intellectual property to be used within the UAM market. We also believe our partnership with ERJ provides us with a significant cost advantage because we can utilize existing resources, such as flight test infrastructure, on an as-needed basis without incurring the cost of a greenfield investment.

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

Significant Revenue Visibility. To date, we have built an order pipeline that consists of approximately 2,800 vehicles valued at $14 billion from 28 launch customers based on non-binding agreements. We believe this order pipeline is the largest in the UAM industry in terms of number of vehicles and unique customers. Our order pipeline provides us with a healthy level of revenue visibility, totaling more than our expected aggregate vehicle shipments over our first four years of planned shipments. The strength of our order pipeline gives us confidence in committing the substantial investments required to commercialize our solution and also reflects favorably on the market perception of our UAM solution. We are focused on further expanding our order pipeline through continued engagement with current and prospective customers.

Highly Experienced Management Team and Board. We have assembled a senior leadership team and board of directors with significant levels of experience in the aviation industry. Our CEO, Johann Bordais, led Embraer’s Services & Support business since its foundation in 2016. The rest of our senior leadership team has been handpicked from ERJ to join Eve, after having led more than 30 successful aircraft projects over their careers. The individuals who have joined our Board of Directors include: Luis Carlos Affonso, SVP, Engineering, Technology and Strategy at ERJ; Gerard DeMuro, former Co-CEO of Eve; Michael Amalfitano, CEO of ERJ’s highly successful executive aircraft division; Marion Clifton Blakey, Former CEO of Rolls-Royce North America and Former FAA Administrator; María Cordón, Director of the Strategy & Corporate Development department at Acciona, S.A.; Paul Eremenko, CEO of Universal Hydrogen and Former CTO of Airbus; and Sergio Pedreiro, former Chief Operating Officer of Revlon, Inc. We believe the experience and caliber of our leadership team and Board members is a unique and compelling advantage.

Our Growth Strategy

The following are key pillars of our growth strategy that we believe will enable us to establish a leading position in the UAM market:

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

Follow Established Development and Certification Practices. As we design and certify our eVTOL, we are leveraging approaches that have been proven by ERJ over the last 55 years. For example, we make extensive use of proof-of-concept vehicles and subscale models to allow us to rapidly iterate and test core building blocks to ensure thoroughly vetted subsystems and avoid costly and time-consuming redesign as the vehicle matures. We are also engaging with ANAC in Brazil as the primary certification authority, with a bilateral agreement with the FAA, as ERJ has done successfully over many years. While the FAA will likely be processing multiple eVTOL applications and vehicle types over the next few years, we expect to benefit from a more singular focus by ANAC.

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

The performance and operating cost of an eVTOL is largely dictated by battery pack performance. It is important to maximize the energy of the battery pack while meeting power demands at a low state of charge and end of life, have a fast charge capability and ensure a long cycle life. The achievement of these objectives is influenced by the choice of cell chemistries to meet the vehicle’s energy and power needs to perform its mission and by defining a battery architecture that satisfies the vehicle’s requirements in both normal and abnormal operation (i.e. in the case of failures of electrical propulsion components). Additionally, it is essential that the choice of configuration addresses a balance of features well suited for the mission to be performed. This balance contributes to the robustness of the vehicle in a range of situations that might be encountered during flight operations, including variations in temperature, winds, atmospheric disturbances (including from building wakes or other aircraft traffic), route changes or the need to change destination due to landing zone unavailability. A vehicle that demands high power during hover, for example, will have lower capability to handle the unexpected need of a longer holding period before landing.

Another key criteria of an eVTOL for urban mobility is the sound emitted by the vehicle in operation. The distributed propulsion utilized in our vehicle enables us to reduce the rotor blade tip speeds when compared to helicopters. The blade tip speed is the most important parameter associated with sound generation, followed by blade loading. The configuration chosen for our vehicle enables a large rotor area, which in turn, contributes to lower noise levels than configurations with smaller rotor areas. This approach, combined with the use of electric motors, which are dramatically quieter than internal combustion engines, makes our vehicle quieter than helicopters, bringing benefits to the communities where it will be operated, in addition to the passengers themselves. Additionally, our eVTOL performs the cruise portion of the mission with the rotors turned off, while generating lift from the fixed wing, which significantly decreases vehicle noise during this phase of the flight. Finally, rotor impulsivity, an important contributor to helicopter noise, will not be present in our eVTOL sound signature, which is another significant benefit.

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

Manufacturing

To support our manufacturing needs, we have entered into a MSA and a SSA with ERJ and a MSA with Atech, pursuant to which Eve will be able to secure, among other things, manufacturing support and software development services from ERJ and its subsidiaries for an initial term of 15 years with ERJ and 15 years with Atech.

We are developing our proof-of-concept vehicles, testbeds, simulators and other testing tools in one of ERJ’s existing facilities in Brazil in collaboration with local suppliers. The development and manufacturing of our initial flight-test prototypes and, ultimately, the beginning of our aircraft series production is also expected to take place in one of ERJ’s existing facilities.

As our business grows, we plan to transition the serial manufacturing of our aircraft to our own manufacturing modules. The number of modules in operation will be based on anticipated customer demand. The location of our manufacturing modules will be based on economic factors as well as proximity to customer markets.

In 2023, the Company announced that its first eVTOL production facility will be located in the city of Taubaté, in the state of São Paulo, Brazil.  With an eventual total expected output of up to 480 aircraft per year, Eve is planning on expanding the site’s capacity on a modular basis, with four equally-sized modules with capacity for 120 aircraft per year. This will provide for a disciplined, capital-efficient investment approach as the market grows.

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

As of December 31, 2024, we had 41 trademark registrations granted and 66 other trademark registrations which are pending in the U.S., Brazil and other countries globally. Our trademarks are generally renewed at the end of their validity period, which usually runs for ten years from the date of registration. As of December 31, 2024, considering our utility and design patent portfolios, we had filed 33 patent and industry design applications and had been granted ten patents and ten designs primarily related to eVTOL vehicle technology, such as rotor configurations, cruise rotor control for performance and safety, and a flight control solution.

We regularly review our development efforts to assess the existence and patentability of new inventions, and we are prepared to file additional patent applications when we determine it would benefit our business to do so.

Governmental Regulation

We have applied to ANAC, as the primary certification authority, to certify our aircraft, and plan to subsequently apply to FAA and EASA as validating authorities. The Company may pursue validation of the Type Certificate in other countries. We will be supported in this process by Embraer, which has vast experience certifying fixed wing aircraft with ANAC, FAA and EASA. Using this experience, together with our strategies to accelerate the development of new products and technologies, we are confident in meeting our proposed certification schedule.

On February 3, 2022, ANAC accepted Eve’s eVTOL Type Certificate application establishing the certification process to be conducted under the Brazilian Civil Aviation Regulation (RBAC) §21.17(b) applicable for Special Class aircraft. In December 2023, ANAC published the proposed EVE-100 airworthiness criteria for public consultation. The public consultation period closed in March 2024, and ANAC analyzed all feedback received. On November 1, 2024, ANAC published the Final Airworthiness Criteria for Eve’s eVTOL certification in Brazil. This is a major milestone for the eVTOL industry and will allow Eve to progress towards ANAC type certification (TC) and seek validation with the FAA (Federal Aviation Administration) and EASA (Union European Aviation Safety Agency). ANAC’s Certification Basis establishes the first set of airworthiness criteria for eVTOLs in Brazil. Following the definition of the airworthiness criteria, Eve will focus on defining with ANAC the Means of Compliance – these are specific requirements, tests, analyses and simulations that need to be successfully performed for TC to be granted. These tests are performed to prove the aircraft design comply with the airworthiness criteria, and that construction meets the safety standards laid out in the Certification Basis.

The Company’s eVTOL certification basis is also being discussed with the FAA (as the validating aviation authority), with the expectation to have ANAC Airworthiness Criteria validated by the authority. On October 22, 2024, the FAA issued the Special Federal Aviation Regulation (“SFAR”) that details the final rules for Advanced Air Mobility (“AAM”) and covers eVTOL pilot certification and operations. In general, the new FAA SFAR has been well received by the US Urban Air Mobility market, allowing single control eVTOLs, among other advances.

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

Historically, Embraer has successfully achieved certification with all three of these agencies, with additional certifications achieved in other countries as needed. Eve will also pursue TC validation in other countries as needed.

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

Human Capital

As of December 31, 2024, we had 174 full-time employees, 53 of which were members of our engineering workforce. We also note that our direct headcount does not include up to 725 ERJ employees that we have first priority access to under the MSA with ERJ. Our strategy is to maintain a lean and agile direct employee team at Eve, focused on high value engineering, project management and business development functions, supplemented by a larger pool of ERJ employees available to us on a flexible and cost-effective basis pursuant to the MSAs.

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

We are building a dedicated workforce to achieve this goal while adhering to best practices in risk assessment, mitigation and corporate governance. We plan to report how we oversee and manage Environmental, Social and Governance (“ESG”) factors material to our business, and also evaluate how our ESG objectives align with elements of the United Nations Sustainable Development Goals (“SDGs”).

Our ESG initiative is organized into three pillars, which, in turn, contain focus areas for our attention and action:

  Environmental - Our Environmental pillar is focused on being a good steward of the natural environment through the production and development of innovative designs that reduce resource use and energy consumption, and which have a full life-cycle design approach.

  Social - Our Social pillar is focused on promoting a culture of inclusion, while underpinning all of our activities with a core focus on health and safety. In addition, we strongly believe in the democratization of urban air mobility, which we plan to promote by developing UAM solutions that are affordable, green and accessible.

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

Available Information

Our website address is www.eveairmobility.com. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this report. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are, or will be, available (free of charge) on our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our website also includes certain corporate governance information including copies of our Code of Conduct, Corporate Governance Guidelines, Audit Committee Charter and Compensation Committee Charter.

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
  There may be rejection of eVTOL operations in certain localities due to a perceived risk of safety or burden on local communities from eVTOL operations.
  If current airspace regulations are not modified to increase air traffic capacity, our business could be subject to considerable capacity limitations.
  Urban Air Traffic Management (UATM) may not be able to provide adequate situational awareness and equitable airspace access to eVTOLs or may not allow industrial scalability.
  The regulatory environment for third-party service and technology providers (which UATM could be labeled as) may not be specific enough to support our UATM solution or may delay its adoption.
  Our UATM solution may underperform if it has a defect, or it is not delivered on the projected timeline.
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
13

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
  Our agreements with our customers are non-binding and constitute all of the current orders for our aircraft. If we do not enter into definitive agreements with our customers, or the conditions to our customers’ orders (if any) are not met, or if such orders (if any) are cancelled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.
  We may be unable to obtain relevant regulatory approvals for the commercialization of our aircraft, including Type Certification, Production Certification, and Operating Certification approvals for permitting new infrastructure or accessing existing infrastructure or otherwise.
  Changes in government regulation, including as a result of executive orders, imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.
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
  We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft and customer data processed by us or our third-party vendors.
  Our available capital resources may not be sufficient to meet the requirements of our business plan, and we may need to raise additional capital.
  Brazilian political and economic conditions have a direct impact on our business, and such conditions could adversely affect our business, financial condition and results of operations.
14

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

There may be rejection of eVTOL operations in certain localities due to a perceived risk of safety or burden on local communities from eVTOL operations.

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

Urban Air Traffic Management (UATM) is a system that will enable UAM scalability and will mature over time to support market requirements. The UATM systems will provide traffic management services to the UAM ecosystem, including vehicles, fleet operators, vertiports, pilots, fleet managers, network operating centers and air navigation service providers, with the objective of improving the efficiency and safety of UAM operations. The UATM systems are therefore perceived as an enabler to allow the safe scalability of the industry as the quantity of eVTOL operations increases over time.

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

The regulatory environment for third-party service and technology providers (which UATM could be labeled as) may not be specific enough to support our UATM solution or may delay its adoption.

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

Additionally, competing systems or solution providers may use the lack of regulation to their advantage, leading to an unsafe operating environment that would cause us to consider suspending our UATM operations until such time when clarity and an appropriate safety case with the local regulator could be established. This may negatively impact the financial results of our UATM product, its ability to provide a return on its investment, and therefore damage the business model of our UATM solution.

Our UATM solution may underperform if it has a defect, or it is not delivered on the projected timeline.

We are developing our own UATM solution. We currently plan for our UATM systems to include urban aeronautical information management, vertiport information management, flight planning and authorization, traffic flow management, weather management, collaborative or common situation awareness and any other feature identified during the interaction with stakeholders.

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

Our business will heavily depend on third-party operators to develop and launch aerial ride sharing services and to make the necessary changes to vertiport infrastructure, including installation of necessary charging equipment, to enable adoption of our eVTOL aircraft. While we expect to be able to develop strategic partnerships with third-party fleet and vertiport operators to provide a comprehensive UAM passenger service, we cannot guarantee that we will be able to do so effectively, at prices that are favorable to us, or at all. While we do not intend to own or operate vertiports or aerial ride sharing services, our business will rely on such services. Our business and our brand will be affiliated with these third-party ground operators. We may experience harm to our reputation if our third-party ground operators suffer from poor service, negative publicity, accidents, or safety incidents. The foregoing risks could adversely affect our business, financial condition and results of operations.

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

The UAM Business was launched by ERJ in 2017 and ERJ has a limited operating history in the urban air mobility industry, which is continuously evolving. Our eVTOL aircraft is in the early development stage and we do not expect our first serial vehicle to be produced until 2027, if at all. We have no experience in high volume manufacturing of the planned eVTOL aircraft. We cannot assure you that we or our partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market our aircraft. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into the UAM industry, including, among other things, with respect to our ability to:

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

Our eVTOL aircraft may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair. For example, our eVTOL aircraft may have a higher noise profile than we expect, carry a lower payload or have a shorter maximum range than we estimate. Our eVTOL aircraft also uses a substantial amount of software code to operate. Software products are inherently complex and often contain defects and errors when first introduced. The ability of our eVTOL aircraft to perform as expected depends on the development of certain components, such as batteries, the technology of which is either currently under development or existing technology never before used in an eVTOL aircraft and, therefore, not yet proven in operation.

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

We are relying on the ERJ entities to manufacture and assemble our eVTOL aircraft, conforming prototypes, and certification devices that will be used for certification purposes, pursuant to our MSA with ERJ and Atech. The initial terms of the MSAs with Atech and ERJ are 15 years each. If ERJ or Atech terminates or fails to renew or to comply with the terms of the respective MSAs, we may not be able to engage other manufacturers and suppliers in a timely manner, at an acceptable price or in the necessary quantities.

In addition, our eVTOL will be subject to regulation in Brazil, the U.S., the European Union and in each jurisdiction where our customers are located. ANAC, as well as Civil Aviation Authorities (CAA) in other countries in which our potential customers are located, most notably the FAA and the EASA, must certify or validate the design (Type Certificate) of our eVTOL before we can start delivering it to any customers. As a result, we will also need to do extensive testing to ensure that the aircraft is in compliance with applicable local civil aviation regulations (e.g., ANAC, FAA, EASA), safety regulations and other relevant regulations prior to entry into service. In addition to certification of the aircraft (Type Certificate), we will be required to obtain approval from the ANAC, or from local Civil Aviation Authorities where the manufacturing facilities will be located to produce the aircraft according to the approved type design. Our plan involves manufacturing the vehicle in Brazil (under ANAC’s regulations) and, according to the evolution of market demand, other production facilities shall be implemented, which may be located in other countries outside Brazil, such as the U.S. or Europe. Production approval involves local authority manufacturing approval and extensive ongoing oversight of mass-produced aircraft. If we are unable to obtain production approval for the aircraft, or the ANAC, the FAA, the EASA or local Civil Aviation Authority imposes unanticipated restrictions as a condition of approval, our projected costs of production could increase substantially and we may not realize the anticipated benefits.

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

The operation of aircraft is subject to various risks, and we expect demand for our eVTOL aircraft and our UAM services to be impacted by accidents or other safety issues regardless of whether such accidents or issues involve our aircraft. Such accidents or incidents could also have a material impact on our ability to obtain ANAC, FAA and EASA certifications for our aircraft, or to obtain such certifications in a timely manner. Such events could impact confidence in a particular aircraft type or the air transportation services industry as a whole, particularly if such accidents or disasters were due to a safety fault. We believe that the regulators and the general public are still forming their opinions about the safety and utility of aircraft that are highly reliant on lithium ion batteries, and/or advanced flight control software capabilities. An accident or incident involving either our aircraft or a competitor’s aircraft during these early stages of opinion formation could have a disproportionate impact on the longer-term view of the emerging UAM market.

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

While we will have our own engineering capabilities, we will be substantially reliant on ERJ, our controlling stockholder, to provide us with development, certification and other services and supply our aircrafts, at least initially, pursuant to the MSAs. Additionally, Eve relies or will rely on its suppliers and service providers for the parts and components in our aircraft. We or ERJ are also, in some cases, subject to sole source suppliers for certain parts and other components for which we rely on, or may be reliant on, to achieve our projected type certification. While we believe that we may be able to establish alternate supply relationships and can obtain replacement components, we may be unable to do so in the short term at prices that are favorable to us or at all. These disruptions in our supply chain could lead to delays in aircraft development, type certification and production, which could materially adversely affect our business, financial condition, and results of operations.

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

If any of our suppliers or service partners were to experience delays, disruptions, capacity constraints or quality control problems in their manufacturing operations, or if they choose to not do business with us, we would have significant difficulty in procuring, producing and delivering our aircraft, and our business prospects would be significantly harmed. These disruptions in our supply chains may cause delays in our production process for both prototype and commercial aircraft which would negatively impact our revenues, competitive position and reputation. Outside the markets where the manufacturing takes place, we will rely on third parties to transport and reassemble the aircraft close to customer operations. In addition, our suppliers or service partners may rely on certain state tax incentives that may be subject to change or elimination in the future, which could result in additional costs and delays in production if a manufacturing site must be obtained. Further, if we are unable to successfully manage our relationship with our suppliers or service partners, the quality and availability of our aircraft may be harmed. Our suppliers or service partners could, under some circumstances, decline to accept new purchase orders from or otherwise reduce their business with us. If our suppliers or service partners stop or reduce manufacturing our aircraft components for any reason, we may be unable to replace the lost manufacturing capacity on a timely and comparatively cost-effective basis, which would adversely impact its operations.

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

Our agreements with our customers are non-binding and constitute all of the current orders for our aircraft. If we do not enter into definitive agreements with our customers, or the conditions to our customers’ orders (if any) are not met, or if such orders (if any) are cancelled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.

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

Most of our employees are located in Brazil. It is common throughout the aerospace and airline industries generally and in Brazil for many employees to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Our Brazilian employees are currently represented by one or more labor unions. As we expand our business there can be no assurances that more of our employees will not join or form a labor union or that we will not be required to become a union signatory. We are also directly or indirectly dependent upon companies with unionized workforces, such as ERJ and parts suppliers. Work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs, it could delay the manufacture and sale of our eVTOL aircraft and have a material adverse effect on our business, financial condition, and results of operations.

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

Changes in government regulation, including as a result of executive orders, imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

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

The Company is subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operation.

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

Pursuant to these international trade control laws and regulations, we are required, among other things, to (i) determine the proper licensing jurisdiction and export classification of products, software, and technology, and (ii) obtain licenses or other forms of U.S. government authorization to engage in the conduct of our business. The authorization requirements may include the need to get permission to release controlled technology to certain foreign person employees and other foreign persons. The authorization requirements further include the need to ensure compliance with trade controls as they apply to the cross-border release of products, software, and technology among our personnel located in the U.S. and abroad. Changes in U.S. foreign trade control laws and regulations, or reclassifications of our products or technologies, may restrict our operations. In addition, trade disputes, sanctions or the imposition of new or increased tariffs could adversely impact our business. The inability to secure and maintain necessary licenses and other authorizations could negatively impact our ability to compete successfully or to operate our business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as those necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Given the great discretion the government has in issuing or denying such authorizations to advance U.S. national security and foreign policy interests, there can be no assurance we will be successful in our future efforts to secure and maintain necessary licenses, registrations, or other U.S. government regulatory approvals.

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

Additional challenges to the adoption of eVTOL aircraft, all of which are outside of our control, include:

•	market acceptance of eVTOL aircraft;
•	state, federal or municipal licensing requirements and other regulatory measures;
•	third-party operators to develop and launch aerial ride sharing services;
•	urban air traffic management system availability;
•	necessary changes to vertiport infrastructure to enable adoption, including installation of necessary charging equipment;
•	potential increased scrutiny following recent high-profile accidents involving non-eVTOL aircraft; and
•	public perception regarding the noise and safety of eVTOL aircraft.

There are several existing laws, regulations and standards that may apply to eVTOL aircraft, including standards that were not originally intended to apply to electric aircraft. Regulatory changes that address eVTOL aircraft more specifically could delay our ability to receive type certification by transportation authorities and thus delay our independent third-party aircraft operators’ ability to utilize eVTOL aircraft for their flights. In addition, there can be no assurance that the market will accept eVTOL aircraft, that we will be able to execute on our business strategy, or that our offerings utilizing eVTOL aircraft will obtain the necessary government operating authority or be successful in the market. There may be heightened public skepticism to this nascent technology and its adopters. There could be negative public perception surrounding eVTOL aircraft or non-eVTOL aircraft, including the overall safety and the potential for injuries or death occurring as a result of accidents involving eVTOL aircraft, regardless of whether any such safety incidents occur involving us. Any of the foregoing risks and challenges could adversely affect our business, financial condition, and results of operations.

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

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that could prevent or limit our ability to make, use, develop or deploy our aircraft and UAM services, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of more formal allegations that we have misappropriated such parties’ trade secrets or other proprietary rights.

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

We have incurred significant losses since inception. We incurred net losses of $138.2 million, $127.7 million, and $174.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. We have not yet started commercial operations, and it is difficult for us to predict our future operating results. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin deliveries of our eVTOL aircraft, which are not expected to begin until 2027 and may occur later or not at all. Even if we are able to successfully develop and sell our aircraft, there can be no assurance that they will be financially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our aircraft, which may not occur. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

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

We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft and customer data processed by us or our third-party vendors.

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

Our aircraft contains complex information technology systems and built-in data connectivity to share aircraft data with ground operations infrastructure. We plan to design, implement and test security measures intended to prevent unauthorized access to our information technology networks, our aircraft and related systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, aircraft and systems to gain control of or to change our aircraft’s functionality, performance characteristics, or to gain access to data stored in or generated by the aircraft. A significant breach of our third-party service providers’ or vendors’ or our own network security and systems could have serious negative consequences for our business and future prospects , including possible fines, penalties and damages, reduced customer demand for our aircraft or urban aerial ride sharing services and harm to our reputation and brand.

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

Failure to adequately protect against risks relating to Cybersecurity could materially and adversely affect us.

As an indirect subsidiary of ERJ, the Company falls within Embraer’s IT ecosystem and has adopted their processes and mechanisms for the assessment, identification and management of risks arising from cybersecurity threats. Eve, like all business organizations, is subject to a broad range of cyber threats, with varying levels of sophistication. The techniques and tools used in cyber threats can evolve rapidly and include new technologies, such as advanced automation and artificial intelligence. These cyber threats can jeopardize the confidentiality, availability and integrity of our systems and data, including our business partners’ confidential, classified or personal data.

We maintain extensive technical security controls, policy enforcement mechanisms, monitoring systems and management oversight to address these threats. While these measures are designed to prevent, detect and respond to unauthorized activity in our systems, certain types of threats, including cyber-attacks, could materially and adversely affect our business and reputation. A successful cyberattack may result in the unavailability of our services, leak or compromise of the integrity of information and could give rise to the loss of significant amounts of client data, other sensitive information and loss of funds as well as damage to our reputation, directly affecting our clients and business partners.

Furthermore, some of our business partners and suppliers have access to some limited confidential and strategic information regarding our projects and engineering data. As many of these suppliers face similar security threats, any attacks on their systems may result in unauthorized access to our systems or data.

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

Continuing to increase the strength of our reputation and brand for high-performing, sustainable, safe and cost-effective urban air mobility is critical to our ability to attract and retain customers and partners. Because ERJ is our controlling stockholder and we are highly reliant on ERJ to provide us with certain services and products, parts and other components for our eVTOL under the MSA, the strength of the “ERJ” brand is also critical to our ability to attract and retain customers. In addition, our growth strategy includes plans for international expansion through joint ventures, minority investments or other partnerships with local companies, as well as event activations and cross-marketing with other established brands, all of which benefit from our reputation and brand recognition. The successful development of our reputation and brand and the maintenance of ERJ’s reputation and brand will depend on a number of factors, many of which are outside its control. Negative perception of our platform or company or of our controlling stockholder and key supplier may harm our reputation and brand, including as a result of:

•	complaints or negative publicity or reviews about us, ERJ, independent third-party aircraft operators, fliers, our air mobility services or other brands or events we associate with, even if factually incorrect or based on isolated incidents;
•	changes to our operations, safety and security, privacy or other policies that users or others perceive as overly restrictive, unclear or inconsistent with our values;
•	illegal, negligent, reckless or otherwise inappropriate behavior by ERJ, fliers, independent or other third parties involved in the operation of our business or by our management team or other employees;
•	actual or perceived disruptions or defects in our flight control software, such as data security incidents, platform outages, payment processing disruptions or other incidents that impact the availability, reliability or security of our offerings;
•	litigation over, or investigations by regulators into, our operations or those of ERJ or our independent third-party aircraft operators;
•	a failure to operate our business in a way that is consistent with our values;
•	negative responses by independent third-party aircraft operators or fliers to new mobility offerings;
•	perception of our treatment of employees, contractors or independent third-party aircraft operators and our response to their sentiment related to political or social causes or actions of management; or
•	any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.

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

Our available capital resources may not be sufficient to meet the requirements of our business plan, and we may need to raise additional capital.

Prior to the consummation of the business combination, our operations and capital expenditures were financed primarily with ERJ’s available cash. On January 23, 2023, EVE Soluções de Mobilidade Aérea Urbana, Ltda. (“Eve Brazil”), a Brazilian limited liability company and a wholly owned subsidiary of the Company, entered into a loan agreement with Banco Nacional de Desenvolvimento Econômico e Social – BNDES, Brazilian Development Bank (“BNDES”), pursuant to which, subject to the conditions set forth therein, BNDES agreed to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490 million (approximately $101.2 million), to support the first phase of the development of the Company’s eVTOL project. Eve Brazil has started to withdraw from these two lines of credit from BNDES in September 2023 to pay for the development services provided by Embraer under the Master Services Agreement with Eve. Eve Brazil expects to access the remaining portion of those lines during 2025.  During 2024, the Company entered into new loan agreements, including a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $83.4 million as of December 31, 2024, a credit agreement with Citibank, N.A., pursuant to which Citi advanced $50 million and subject to an interest rate of 3.90% per year plus Term Secured Overnight Financing Rate, and, on November 22, 2024, a loan agreement with BNDES, pursuant to which BNDES agreed to grant the Company a loan of R$200 million (approximately $32.3 million as of December 31, 2024) and subject to an interest rate of 7.53%. As of December 31, 2024, there is approximately $125.2 million available to be drawn under the Company’s debt arrangements. In addition, in July and September 2024, the Company closed on subscription agreements, warrant agreements and warrant exchange agreements with certain investors relating to the 2024 Private Placement. For additional information, see Note 7 and Note 8 of the accompanying consolidated financial statements.

In the future, we could be required to raise additional capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. In addition, any significant disruption and volatility of global financial markets could adversely impact our ability to access capital. We may sell equity securities or debt securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our current investors may be materially diluted. Any debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

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

While we are a Delaware corporation, ERJ, our indirect controlling stockholder and main supplier, as well as one of our operating subsidiaries, are both Brazilian companies. As a result, the market value of our securities may be affected by economic and market conditions in Brazil and other countries, including European Union and Latin American countries and other emerging market countries. Although economic conditions in those countries may differ significantly from economic conditions in the U.S., investors’ reactions to developments in other countries may have an adverse effect on the market value of our securities. Crises elsewhere may diminish investor interest in securities of companies with strong ties to Brazil, like us. This could adversely affect the trading price of our securities and could also make it more difficult for us to access the capital markets and finance our operations in the future on acceptable terms, or at all.

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

•              fiscal policies and changes in tax laws (including Brazilian tax reform enacted in December 2023);

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

The Brazilian Supreme Court has annulled the criminal convictions against then-former Brazilian President Luiz Inácio Lula da Silva, and subsequently reinstated his political rights, which enabled him to run for presidency in the October 2022 election. Mr. Luiz Inácio Lula da Silva was victorious in the election and took office as President on January 1, 2023.

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

Historically, Brazil has experienced high inflation rates. Inflation and certain actions taken by the Central Bank to curb it have had significant negative effects on the Brazilian economy. Brazil may experience high levels of inflation in the future and inflationary pressures may lead to the Brazilian government intervening in the economy and introducing policies that could harm our business and the price of our common stock. In the past, the Brazilian government’s interventions included the maintenance of a restrictive monetary policy with high interest rates that restricted credit availability and reduced economic growth, causing volatility in interest rates. Conversely, more lenient government and Central Bank policies and interest rate decreases have triggered and may continue to trigger increases in inflation, and, consequently, growth volatility and the need for sudden and significant interest rate increases, which could negatively affect us and increase our indebtedness. This could be exacerbated by the current fiscal budget deficit of the Brazilian government, which, in turn, could demand hikes in interest rates.

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

The Brazilian currency (Brazilian real) has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. For example, in 2023 the real appreciated against the US Dollar, reaching R$4.8525 per $1.00, but in 2024 depreciated against the US dollar to R$6.1923 per $1.00 as of December 31, 2024. We expect the real to continue experiencing fluctuations relative to the US dollar and other currencies in the future.

Fluctuations of the real against the US dollar have in the past had adverse effects on the Brazilian economy, including due to increased inflation and interest rates, as well as decreased consumer spending. In addition, we are exposed to exchange rate risk with respect to the real, as a significant portion of our labor and engineering development costs are linked to the real and we purchase goods and services from suppliers in multiple countries. Accordingly, unfavorable exchange rate fluctuations with respect to the real in relation to the US Dollar could result in increased costs and negatively impact our competitiveness and results of operations.

Infrastructure and workforce deficiency in Brazil may impact economic growth and have a material adverse effect on our business, financial condition and results of operations.

Our performance is affected by general economic conditions, including in Brazil. Brazilian GDP growth has fluctuated over the past few years, and is limited by shortcomings in infrastructure, including potential energy shortages and deficient transportation, logistics and telecommunication sectors, the labor force and the amount of private and public investments in these areas. These factors could lead to labor market volatility and could adversely impact consumer income, purchasing power and consumption levels in Brazil, each of which could adversely impact our business, financial condition and results of operations.

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

The rating agencies began to review Brazil’s sovereign credit rating in September 2015. Subsequently, the three major rating agencies have changed Brazil’s investment-grade status overtime. As of December 31, 2024, Brazil’s sovereign credit ratings were BB (Standard & Poor’s), Ba1 (Moody’s) and BB (Fitch). These ratings are below investment grade, and any further downgrading in Brazil’s sovereign credit ratings or our rating may increase the perception of risk of investors and, as a result, increase the future cost of debt issuances, adversely affecting us. Additionally, a downgrade of the sovereign credit rating of Brazil may affect our own credit rating, hindering our ability to secure loans at competitive rates compared to our competitors, which may impact our ability to grow our business and consequently, affect the price of our common shares.

Any decrease in Brazilian government-sponsored customer financing, or increases in government-sponsored financing that benefits our competitors, may decrease the competitiveness of our aircraft.

Traditionally, aircraft original equipment manufacturers (“OEMs”), have received support from governments through governmental export credit agencies, or ECAs, in order to offer competitive financing conditions to their customers, especially in periods of credit tightening from the traditional lending market.

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

The Brazilian ECA, BNDES, together with the Brazilian National Treasury Export Guarantee Fund, offer financing and export credit insurance to our customers under terms and conditions required by the ASU. On January 23, 2023, Eve Brazil entered into a loan agreement with BNDES, pursuant to which BNDES agreed, subject to the conditions set forth therein, to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490 million (approximately $101.2 million), to support the first phase development of the Company’s eVTOL project. In addition, on October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $83.4 million as of December 31, 2024, and on November 22, 2024, the Company entered into a loan agreement with BNDES for R$200 million (approximately $32.3 million), to support the second phase of the development of the Company’s eVTOL project. Any future reduction or restriction to the Brazilian export financing program, and any increase in our customers’ financing costs for participation in this program, above those provided in the ASU’s base financial agreement, may cause the cost-competitiveness of our aircraft to decline. Other external factors may also impact our competitiveness in the market, including, but not limited to, aircraft OEMs from countries which are not signatories to the ASU agreement offering attractive financing packages, or any new government subsidies supporting any of our major competitors.

Risks Related to the Business Combination

Warrants will become exercisable for the Company’s common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

There are 8,203,407 outstanding public warrants to purchase 8,203,407 shares of common stock at an exercise price of $11.50 per share, which warrants became exercisable on June 8, 2022. In addition, there are 14,250,000 private placement warrants outstanding exercisable for 14,250,000 shares of common stock at an exercise price of $11.50 per share, which warrants became exercisable on June 8, 2022. Moreover, the Company has issued or has agreed to issue new warrants, that are or will be, as applicable, exercisable for (i) 21,022,536 shares of common stock at an exercise price of $0.01 per share (“Penny Warrants”), either without contingencies or contingent on the achievement of certain milestones and (ii) 12,000,000 shares of common stock at an exercise price of $15.00 per share without contingencies. To the extent such warrants are exercised, additional shares of common stock are issued, which will result in dilution to the holders of the Company’s common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock, the impact of which is increased as the value of our stock price increases.

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

Historical trading closing prices for our shares of common stock have varied between a low of approximately $2.40 per share on August 14, 2024 and a high of $12.38 per share on September 21, 2022, but have not approached the $18.00 per share threshold for redemption (which, as described above, would be required for 20 trading days within a 30 trading-day period after they become exercisable and prior to their expiration, at which point the public warrants would become redeemable). In the event that the Company elects to redeem all of the redeemable warrants as described above, the Company will fix a date for the redemption. Notice of redemption will be mailed by first class mail, postage prepaid, by us not less than 30 days prior to the redemption date to the registered holders of the public warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the applicable warrant agreement shall be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the redeemable warrants will be notified of such redemption by our posting of the redemption notice to Depository Trust Company.

There can be no assurance that our public warrants, private placement or certain other warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the outstanding public warrants and private placement warrants is $11.50 per share of common stock. In addition, the exercise price for certain new warrants is $15.00 per share of common stock. There can be no assurance that such warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

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

We will rely on certain administrative and other resources of ERJ, including information technology, financial reporting, tax, treasury, human resources, procurement, insurance and risk management and legal services, to operate our business. In connection with the Pre-Closing Restructuring, Eve entered into three MSAs, including one by and between Eve and ERJ and another by and between Eve and Atech . Pursuant to such MSAs, ERJ and its subsidiaries (other than Eve and its subsidiaries) will supply products and perform certain services, relating to the development, certification, manufacturing and support of eVTOLs. The initial terms of the Atech MSA and ERJ MSA are 15 years each. Eve also entered into a MSA with the Brazilian Subsidiary pursuant to which the Brazilian Subsidiary will develop and facilitate the execution of a commercial business plan for the strategic development of the UAM Business on behalf of Eve. In addition, Eve and the Brazilian Subsidiary entered into a SSA with ERJ and EAH pursuant to which the ERJ entities (other than Eve and its Subsidiaries) will provide certain corporate and administrative services to Eve and the Brazilian Subsidiary. The initial term of the SSA with ERJ is expected to end on the 15th anniversary of the effective date of such agreement. These services may not be sufficient to meet Eve’s needs and may not be provided at the same level as when the entities comprising Eve were part of ERJ. We and ERJ will each rely on the other to perform our respective obligations under the Services Agreements. If ERJ is unable to satisfy its material obligations under the agreement, or if the agreement is terminated as to any services or entirely, we may not be able to obtain such services at all or obtain the services on terms as favorable as those in the Services Agreements and could, as a result, suffer operational difficulties or significant losses.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will lose our emerging growth company status no later than December 31, 2025, although certain circumstances could cause us to lose that status earlier. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, until June 30, 2022, we qualified as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K and took advantage of certain reduced disclosure obligations prior to June 30, 2022. Taking advantage of such reduced disclosure obligations may make comparisons of our financial statements with other public companies difficult or impossible.

Risks Related to Ownership of Our Common Stock and Warrants

Our Certificate of Incorporation designates a state or federal court located within the State of Delaware and the federal district courts of the United States as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

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

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. This exclusive forum provision will not apply to any causes of action arising under the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. Further, the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. However, this decision may be reviewed and ultimately overturned by the Delaware Supreme Court. If a court were to find either exclusive forum provision in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

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

On December 21, 2021, December 24, 2021, March 9, 2022, March 16, 2022 and April 4, 2022, in connection with the business combination, Zanite entered into subscription agreements or amendments thereto (as amended from time to time, the “Subscription Agreements”) with certain investors, including certain strategic investors and/or investors with existing relationships with ERJ (the “Strategic Investors”), Zanite Sponsor LLC, a Delaware limited liability company (the “Sponsor”), and EAH (collectively, the “PIPE Investors”), pursuant to which, and on the terms and subject to the conditions of which, Zanite agreed to issue and sell to the PIPE Investors in private placements to close immediately prior to the Closing, an aggregate of 35,730,000 shares of Class A common stock at a purchase price of $10.00 per share, for an aggregate purchase price of $357,300,000, which included the commitment of the Sponsor to purchase 2,500,000 shares of Class A common stock for a purchase price of $25,000,000 and the commitment of EAH to purchase 18,500,000 shares of Class A common stock for a purchase price of $185,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the business combination. The Sponsor and EAH are contractually restricted from selling or transferring any of their shares of common stock (not including the shares of our common stock issued to the Sponsor and EAH in the PIPE Investment pursuant to the terms of the Subscription Agreements or purchased in the public market) (the “Lock-up Shares”) for certain periods of time. Under the amended and restated registration rights agreement, dated as of May 9, 2022, by and among the Sponsor, Zanite, EAH and certain other parties thereto (the “Amended and Restated Registration Rights Agreement”), such lock-up restrictions applicable to the Lock-up Parties’ (as defined in the Amended and Restated Registration Rights Agreement) Lock-up Shares (as defined in the Amended and Restated Registration Rights Agreement) begin at the closing of the business combination and end on the date that is three years after the closing of the business combination. Other PIPE Investors, however, are not restricted from selling any of their shares of common stock, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. In addition, in July and September 2024, the Company closed on subscription agreements, warrant agreements and warrant exchange agreements with certain investors relating to the 2024 Private Placement for the issuance and sale of 23,900,000 newly issued shares of common stock for cash at a purchase price of $4.00 per share, for a total of $95.6 million in new equity financing, the exchange of certain Public Warrants and Market Warrants for shares of common stock, and the issuance of certain Penny Warrants to certain investors. Refer to Note 7 and Note 8 of the accompanying consolidated financial statements. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our stock. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price. Additionally, the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Risk Management and Strategy

As an indirect subsidiary of ERJ, the Company falls within Embraer’s IT ecosystem and has adopted their processes and mechanisms for the assessment, identification and management of risks arising from cybersecurity threats. Eve, like all business organizations, is subject to a broad range of cyber threats, with varying levels of sophistication. The techniques and tools used in cyber threats can evolve rapidly and include new technologies, such as advanced automation and artificial intelligence. These cyber threats can jeopardize the confidentiality, availability and integrity of our systems and data, including our business partners’ confidential, classified or personal data.

Our cybersecurity risk management strategy is designed to detect, prevent, monitor and respond to security incidents, minimize unavailability, protect integrity of data and prevent data leakage. We have adopted various processes for the assessment, identification and management of risks arising from cybersecurity threats, which are documented in our Cybersecurity Incident Response Procedure, Directives for Cyber Protection in Embraer Group Companies, and Procedures to Monitoring and Responding to Information Security Incidents.

We apply cybersecurity solutions and procedures to help ensure the most appropriate and applicable handling, collection, and availability of data and information used by our corporate systems, business processes and products. These procedures and mechanisms are based on best market practices (including frameworks such as NIST CSF and ISO27001/2) and undergo periodic reviews to help ensure their ability to spot, control, and respond to potential global cyber threats.

We have a cybersecurity incident response cycle procedure that is followed by the Eve Cyber Security team and Embraer’s SOC/SIEM team, which is a four-stage procedure response to be used in case of a detected cybersecurity incident. The procedure comprises the following stages: (i) the training and preparation of our teams to act promptly in response to cybersecurity incidents by implementing controls based on risk assessments; (ii) incident detection and analysis; (iii) actions for containment, eradication and recovery from the incident; (iv) post-incident activities, which comprises the activities to avoid, prevent and improve actions in case of new incidents and train those involved in the incident and raise awareness among other employees to avoid new cases.

As part of our risk management strategy, we have in the past engaged third-parties to assess our cybersecurity controls and procedures. We also have processes to assess and oversee material risks from cybersecurity threats associated with our third-party service providers.

Cybersecurity Incidents

To date, we are not aware of risks from cybersecurity threats, including as a result of any previous known cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, future cybersecurity incidents may interrupt our operations, cause reputational harm, subject us to increased operating costs and/or expose us to litigation. Despite our security controls and measures to prevent the violation of our systems, we cannot guarantee that cyberattacks or similar breaches will not happen in the future.  For additional information on cybersecurity risks, see the risk factors, “We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft and customer data processed by us or our third-party vendors,” “Failure to adequately protect against risks relating to Cybersecurity could materially and adversely affect us” and “If we or our third-party service providers experience a security breach, or if unauthorized parties otherwise obtain access to our customers’ data, our reputation may be harmed, demand for services may be reduced, and we may incur significant liabilities” in Part I, Item 1A. of this Form 10-K.

Governance

We have developed and continue to enhance our cybersecurity governance program to help identify and assess material risks from cybersecurity threats.

Our management team, with involvement and input from our Board of Directors and the Audit Committee, performs enterprise risk assessments annually, or as needed, to help identify and manage key existing and emerging enterprise risks for the Company. Our enterprise risk assessment process seeks to identify both the potential impacts to Eve of a particular risk, and its probability to materialize. Our management team has the overall responsibility for, and oversight of, our Enterprise Risk Management (“ERM”) process, monitoring and managing each of the identified risks, and cybersecurity is among the risks identified and presented to the management team in connection with ERM risk assessments. Embraer’s Group Chief Information Security Officer (“CISO”) is primarily responsible for the assessment and management of cybersecurity risks. Embraer’s CISO has several years of experience in information security and possesses the requisite education, skills and competence expected of an individual assigned to these duties.

Our Audit Committee is responsible for discussing guidelines and policies governing the process by which senior management of the Company and the relevant departments of the Company, including the internal audit function, assess and manage the Company’s exposure to cybersecurity risk. Following an ERM risk assessment, any risks identified, including cybersecurity, are presented to the Audit Committee by the management team. The Audit Committee receives updates throughout the year on enterprise risks, including cybersecurity matters.

Item 2.  Properties

We operate primarily out of facilities located in Eugenio de Melo, Brazil, and, in the United States, Melbourne, Florida. We have leases for facilities in Gavião Peixoto and Taubaté, Brazil that have not yet commenced. All of our facilities are located on land that is either owned or leased by ERJ. We have entered into lease agreements with ERJ with respect to each of these facilities.

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

On March 3, 2025, a shareholder derivative action captioned Taylor v. Embraer Aircraft Holding, Inc., et al., was filed in the Court of Chancery of the State of Delaware, against Embraer Aircraft Holding, Inc. (“EAH”) and our directors and executive officers, asserting breach of fiduciary duty claims related to the private placement of common stock and warrants that were issued to EAH in September 2024. Eve was also named as a nominal defendant in the case.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “EVEX”.

Holders

As of December 31, 2024, there were 59 holders of record of our common shares.

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

Performance Graph

The following graph shows the performance of an investment of $100 cash on May 10, 2022 (the date our common stock began trading on the NYSE after the Business Combination), through December 31, 2024, for (1) our common stock, (2) the average performance of the common stock of our peers listed in the NYSE (detailed below), (3) Russell 2000 Index and (4) NYSE Arca Airline Index. All values assume reinvestment of the full amount of all dividends, if applicable.

As of December 31, 2024, the comparable companies used for the Peer Average are comprised of Archer Aviation Inc. (NYSE: ACHR), Joby Aviation, Inc. (NYSE: JOBY), Vertical Aerospace Ltd. (NYSE: EVTL), Lilium N.V. (Nasdaq: LILM) and EHang Holdings Ltd. (Nasdaq: EH).

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

None.

Use of Proceeds

None.

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that Eve’s management believes is relevant to an assessment and understanding of Eve’s consolidated results of operations and financial condition. The discussion should be read together with the audited consolidated financial statements for the year ended December 31, 2024 and 2023, and the related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the consolidated financial statements.

Discussions of results for the year ended December 31, 2022 and year-to-year comparisons between 2022 and 2023 that are not included in this Form 10-K can be found in our 2023 Annual Report on Form 10-K filed with the SEC on March 8, 2024.

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

Eve’s goal is to be a leading company in the urban air mobility (“UAM”) market by taking a holistic approach to developing a UAM solution that includes: the design and production of electric vertical take-off and landing vehicles (“eVTOLs”), a portfolio of services and support (TechCare) focused on Eve’s and third-party eVTOLs, and a new air traffic management system (Vector) for eVTOLs, otherwise known as Urban Air Traffic Management (“UATM”) system designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. Eve’s mission is to bring affordable air transportation to all passengers, improve quality of life, unleash economic productivity, save passengers time, and reduce global carbon emissions. Eve plans to leverage its strategic relationship with Embraer to de-risk and accelerate its development plans, while saving costs by utilizing Embraer’s extensive resources.

Fourth Quarter Developments

eVTOL Airworthiness Criteria Published by ANAC. On November 5, 2024, the Company announced ANAC had published the final version of the airworthiness criteria for Eve's eVTOL, representing an important milestone in the certification process.

Citibank Credit Agreement. On October 29, 2024, the Company entered into a credit agreement with Citibank, N.A. (“Citi”) (the “Credit Agreement”), pursuant to which on October 29, 2024, Citi advanced $50 million to support the Company’s production and sale of eVTOL aircraft. The loan is subject to an interest rate of 3.90% per year plus Term Secured Overnight Financing Rate (“SOFR”) and a term of four years, with $25 million due on October 29, 2027 and $25 million due on October 30, 2028.

BNDES Financing Agreement. On October 10, 2024, Eve Brazil and ERJ entered into a financing agreement, dated as of October 7, 2024 (the “Financing Agreement”), with BNDES, pursuant to which BNDES has agreed to grant four lines of credit to Eve Brazil. The credit is intended for the deployment of a manufacturing unit for the production of eVTOLs, in Taubaté, State of São Paulo. The Financing Agreement provides that the availability of such lines of credit is subject to BNDES’s rules and regulations. As of December 31, 2024, the four lines of credit total to approximately $83.4 million.

BNDES Loan Agreement. On November 22, 2024, Eve Brazil entered into a loan agreement, dated as of November 21, 2024 (the “Loan Agreement”), with BNDES, pursuant to which BNDES agreed to grant Eve Brazil, a loan in the amount of R$ 200 million (approximately $32.3 million as of December 31, 2024), to support the second phase of the development of the Company’s eVTOL project. The line of credit will be granted in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions.

Business Model

Eve plans to grow the UAM ecosystem by providing a complete portfolio of UAM solutions across three primary offerings:

eVTOL Production and Design. Eve is designing and certifying an eVTOL purpose-built for UAM missions. Eve plans to market its eVTOLs globally to operators of UAM services, including fixed wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators.

Service and Operations Solutions - TechCare. Eve plans to offer a full suite of eVTOL service and support capabilities, including material services, maintenance, technical support, training, ground handling and data services. Its services will be offered to UAM fleet operators on an agnostic basis – supporting both its own eVTOL and those produced by third parties.

Urban Air Traffic Management - Vector. Eve is developing a next-generation UATM system to help enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. Eve expects to offer its UATM software to customers that include air navigation service providers, fleet operators and vertiport operators.

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

Service Agreements

Eve Sub has entered into the Master Service Agreement with ERJ and the Atech MSA with Atech (collectively, the “MSAs”), a Service Agreement with Eve Brazil, and the SSA with ERJ, EAH and Eve Brazil. Pursuant to the MSAs with ERJ and Atech, each of ERJ and Atech, either directly or through their respective affiliates, will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG (Aircraft on Ground) support, MRO (Maintenance, Repaid and Overhaul) planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and, at Eve’s option, future eVTOL manufacturing services. Eve expects to collaborate with ERJ and leverage ERJ’s expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs, and establish operations. The services provided under the SSA include, among others, corporate and administrative services to Eve. In addition, Eve Sub has also entered into the Data Access Agreement with ERJ and Eve Brazil, pursuant to which, among other things, ERJ has agreed to provide Eve Brazil with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to the Services Agreements.

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

Development of the UAM Market

Our revenue will be directly tied to the continued development and sale of eVTOL and related services. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. We currently anticipate commercialization of our eVTOL services-and-support business beginning in 2026, followed by the commercialization and initial revenue generation from the sale of our eVTOLs beginning in 2027, and our business will require significant investment leading up to launching passenger services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, and commercialization.

We believe one of the primary drivers for adoption of our UAM services is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our UAM services include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge, volatility in the cost of oil and gasoline, availability of competing forms of transportation, such as ground or air taxi or ride-hailing services, the development of adequate infrastructure, consumers’ perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives, and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives or more permanent work-from-home behaviors persist. We anticipate initial operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations. If the market for UAM does not develop as expected, this will impact our ability to generate revenue or grow our business.

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

Government Certification

We plan to obtain authorizations and certifications for our eVTOL with the Agência Nacional de Aviação Civil (“ANAC”), Federal Aviation Administration (“FAA”), and European Union Aviation Safety Agency (“EASA”) initially and will seek certifications from other aviation authorities as necessary. We will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our related services. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. Should we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.

Initial Business Development Engagement

Since its founding, Eve has been engaged in multiple market and business development projects around the world. Examples of this include two concepts of operation (“CONOPS”) with Airservices Australia as well as with the United Kingdom Civil Aviation Authority. Both of these market and business development initiatives demonstrate Eve’s ability to create new procedures and frameworks designed to enable the safe scalability of UAM together with our partners. Using these initiatives as a guide, Eve has launched CONOPS in Rio de Janeiro, São Paulo, Miami, Japan, and Chicago, and hopes to launch additional concepts of operation in the United States, Brazil and around the world.

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell approximately 2,900 of our eVTOL aircraft and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding (“MOUs”) with about 30 market-leading partners in segments spanning infrastructure, operations, platforms, utilities, and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business model and drive growth.

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

Results of Operations

The following tables set forth statement of operations information (in thousands):

	Year Ended December 31,			2024 vs. 2023 Change
	2024	2023	2022	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$129,844	$105,581	$51,858	$(24,263)	(23)%
Selling, general and administrative expenses	26,529	23,104	32,856	(3,425)	(15)%
New warrants expenses	-	1,863	104,776	1,863	n.m.
Total operating expenses	156,374	130,549	189,490	(25,825)	(20)%
Operating loss	(156,374)	(130,549)	(189,490)	(25,825)	(20)%
Gain/(loss) from derivative liabilities	6,983	(10,403)	9,548	17,385	n.m.
Financial investment income	12,299	11,672	5,073	627	5%
Related party loan interest income	2,875	4,385	1,650	(1,511)	(34)%
Interest expense	(3,661)	(252)	-	(3,410)	n.m.
Other gain/(loss), net	218	(945)	122	1,162	n.m.
Loss before income taxes	(137,661)	(126,091)	(173,097)	(11,571)	(9)%
Income tax expense	507	1,568	933	1,061	68%
Net loss	$(138,168)	$(127,658)	$(174,030)	$(10,510)	(8)%

n.m. = not meaningful

Research and development expenses

Research and development activities represent a significant part of the Company’s expenses. Research and development efforts focus on the design and development of the eVTOL, development of service and operations solutions for our aircraft and those manufactured by third parties, and the development of Vector, a UATM software platform. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits and share-based compensation) for employees focused on research and development activities, fees incurred under the Master Service Agreements, equipment and materials, and an allocation of overhead, including rent, information technology costs and utilities. Research and development expenses are expected to continue to increase as the Company adds staffing to support eVTOL aircraft engineering and software development, builds aircraft prototypes, progresses towards the launch of the first eVTOL aircraft, and continues to explore and develop next generation aircraft and technologies.

Research and development expenses increased $24.3 million for the year ended December 31, 2024. The increase was primarily driven by the activities contemplated in the MSA agreements with Embraer, who perform several development activities for the Company. These efforts continue to intensify with the continuation of the eVTOL development, including increased engagement of the engineering team who, following the roll-out of a prototype in July 2024, is in the process of performing a series of system and integration ground tests on the aircraft that must be conducted before its debut flight.

Selling, general and administrative expenses

Selling, general and administrative expenses consist primarily of personnel-related costs (including salaries, bonuses, benefits and share-based compensation) for employees associated with administrative services such as executive management, legal, human resources, information technology, accounting and finance. These expenses also include certain third-party consulting services, contractor and professional services, audit and compliance expenses, insurance, corporate overhead, depreciation, rent, and utilities.

Selling, general and administrative expenses increased $3.4 million for the year ended December 31, 2024, primarily related to an increase in Eve’s direct workforce, as well as increased spend on outsourced legal and consulting services. Lastly, Eve started to incur warehouse-related costs in 2024, related to our eVTOL production site in Taubaté, Brazil.

Gain/(loss) from derivative liabilities

Derivative liabilities relate to the Private Warrants which are valued using the trading price of the Company's Public Warrants. The $17.4 million favorable change due to the fair value adjustment of derivative liabilities for the year ended December 31, 2024 was due to a $0.48 decrease in the Public Warrant trading price, whereas the trading price increased $0.73 for the year ended December 31, 2023.

Related party loan interest income

Related party loan interest income decreased $1.5 million in the year ended December 31, 2024, primarily due to seven months of interest income in 2024 compared to 12 months in 2023.

Interest expense

Interest expense increased $3.4 million for the year ended December 31, 2024, primarily related to the larger principal balance and a full year of interest expense as compared to 2023 where the initial debt draw was made in September 2023.

Other gain/(loss), net

Other gain, net increased $1.2 million in the year ended December 31, 2024, primarily related to foreign exchange rate gains of $2.7 million due to a net decrease in the BRL to USD exchange rate during the year ended December 31, 2024 as compared to a net increase for the year ended December 31, 2023, offset by an increase in fees and taxes associated with the debt issuances of $1.5 million.

Income tax expense

Income tax expense decreased $1.1 million in the year ended December 31, 2024, primarily due to lower net income at Eve Brazil on a standalone basis. Intercompany transactions with Eve Brazil are eliminated upon consolidation.

Liquidity and Capital Resources

The Company has incurred net losses since its inception and to date has not generated any revenue. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of December 31, 2024, the Company has cash and cash equivalents of $56.4 million, financial investments of $247.0 million and available debt to be drawn of $125.2 million, which totals to approximately $428.6 million of liquidity. Total liquidity is expected to be sufficient to fund our operating plan for at least the next twelve months.

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

The Company intends to continue to use its liquidity primarily to fund research and development activities and other personnel costs, which are our principal uses of cash. In light of the significant number of redemptions that occurred during the business combination, the current trading price for shares of our common stock and the unlikelihood that we will receive significant proceeds from exercises of the warrants because of the disparity between the exercise price of the warrants and the current trading price of the common stock, these funds will likely not be sufficient to enable the Company to complete all necessary development and commercially launch the eVTOL aircraft. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from our customers, the expansion of sales and marketing activities and the timing and extent of spending to support development efforts. Until the Company generates sufficient operating cash flow to cover its operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, the Company expects to utilize a combination of equity and debt financing to fund future capital needs. Currently, no decision has been made as to specific sources of additional funding. The Company may explore different funding opportunities including long-term or convertible debt with private and public banks, advances and pre-delivery down payments from customers, or equity issuances. The Company may be unable to raise additional funds when needed on favorable terms or at all. The sale of securities by selling securityholders pursuant to the Prospectus could result in a significant decline in the public trading price of the common stock and could further decrease the likelihood of raising additional funds successfully. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

In the event the Company requires additional financing but is unable to raise additional capital or generate cash flows necessary to continue its research and development and invest in continued innovation, the Company may not be able to compete successfully, which would harm our business, results of operations and financial condition. If adequate funds are not available, the Company may need to reconsider its expansion plans or limit its research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Year Ended December 31,			2024 vs. 2023 change
	2024	2023	2022
Net cash used by operating activities	$(135,966)	$(94,509)	$(59,458)	$(41,457)
Net cash (used) provided by investing activities	$(56,216)	$66,832	$(258,476)	$(123,047)
Net cash provided by financing activities	$203,019	$24,926	$352,704	$178,093

2024 Compared with 2023

Net Cash Used by Operating Activities

Net cash used by operating activities increased $41.5 million for the year ended December 31, 2024, primarily as a result of increased net losses due to advancement of the R&D programs and increased headcount, adjusted for the impact of change in non-cash activity related to fair value of derivative instruments of $17.4 million and $10.0 million change in operating assets and liabilities.

Net Cash (Used) Provided by Investing Activities

Net cash related to investing activities decreased $123.0 million for the year ended December 31, 2024, primarily related to higher financial investment purchases of $116.5 million, lower financial investment redemptions of $82.5 million and higher capital expenditures of $5.0 million, partially offset by the collection of the related party loan principal of $81.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $178.1 million for the year ended December 31, 2024, primarily related to financing from the 2024 Private Placement equity raise of $93.3 million, an increase in net debt proceeds of $84.5 million, and other activity of $0.3 million.

Available Credit and Debt

As of December 31, 2024, there is approximately $125.2 million available to be drawn under the Company’s debt arrangements.

On January 23, 2023, the Company entered into a loan agreement with BNDES, pursuant to which BNDES granted two lines of credit to the Company, with an aggregate amount of R$490 million (approximately $93.1 million, using the exchange rate on December 31, 2024), to support the development of the eVTOL. For additional information about the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023.

On December 21, 2023, the Company announced that Bradesco Bank had concluded that the first line of credit under the loan agreement aligned with the 2023 Green Loans Principles, which is a set of guidelines issued for structuring loan operations for sustainable purposes. As of December 31, 2024, a total of R$360.7 million (approximately $69.6 million) had been issued to the Company pursuant to the loan agreement.

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $83.4 million as of December 31, 2024.

On October 29, 2024, the Company entered into a credit agreement with Citi, pursuant to which Citi lent $50 million and subject to an interest rate of 3.90% per year plus SOFR. The funds will support the production and sale of eVTOL aircraft.

On November 22, 2024, the Company entered into a loan agreement with BNDES for R$200 million (approximately $32.3 million), to support the second phase of the development of the Company’s eVTOL project.

For additional information, see Note 7 of the accompanying consolidated financial statements.

Private Placement

In July and September 2024, the Company closed on subscription agreements, warrant agreements and warrant exchange agreements with certain investors relating to the 2024 Private Placement for the issuance and sale of 23,900,000 newly issued shares of common stock for cash at a purchase price of $4.00 per share, for a total of $95.6 million in new equity financing, the exchange of certain Public Warrants and Market Warrants for shares of common stock, and the issuance of certain Penny Warrants to certain investors. Refer to Note 8 and Note 9 of the accompanying consolidated financial statements and the Company’s Current Reports on Form 8-K filed with the SEC on July 1, 2024 and July 18, 2024 for additional information.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent liabilities and the reported amounts of expenses during the reporting period. Estimates are based on historical experience and on various other factors that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. While the Company’s significant accounting policies are described in more detail in Note 2 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, management believes the following accounting policies and estimates to be critical to the preparation of the consolidated financial statements:

Valuation allowance of deferred taxes

The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward period provided for in the tax law for each applicable tax jurisdiction. The assessment regarding whether a valuation allowance is required or should be adjusted is based on an evaluation of possible sources of taxable income and also considers all available positive and negative evidence factors. Our accounting for the valuation of deferred tax assets represents our best estimate of future events. Changes in our current estimates, due to unanticipated market conditions, governmental legislative actions or events, could have a material effect on our ability to utilize deferred tax assets. At December 31, 2024, valuation allowances against deferred tax assets were $428.5 million. Refer to Note 16 to our consolidated financial statements for additional information on the composition of these valuation allowances and information on the $2.6 million deferred income tax benefit resulting from deferred tax assets in Brazil.

Credit Risk

Financial instruments, which subjects the Company to concentrations of credit risk, consist primarily of cash, cash equivalents, financial investments, and a related party loan receivable. Cash and cash equivalents and financial investments are held at major financial institutions located in the United States of America and Brazil. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250,000 per depositor per institution). Management believes the financial institutions that hold the Company’s cash and cash equivalents and financial investments are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents and financial investments.

The Company also performs an ongoing evaluation of EAH, our counterparty for the related party loan receivable. No allowance for credit loss has been deemed necessary. The loan receivable was collected in August 2024. Refer to Note 5 of the accompanying consolidated financial statements for additional information.

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

We will lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting auditor attestation requirements upon the earlier of (1) December 31, 2025, (2) we have total annual gross revenue of at least $1.2 billion, (3) we are deemed to be a large accelerated filer, or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interest rate CDI, related to our cash equivalents in Brazil that are invested in Bank Deposit Certificates (“CDB”), which are issued by financial institutions in Brazil and immediately available for redemption. The CDI rate is an average of interbank overnight rates in Brazil. A risk to interest income arises from rate fluctuations in the Brazilian interest rates.

As of December 31, 2024, approximately $4.5 million, or 1%, of our consolidated cash and cash equivalents and financial investments were indexed to the variation of the CDI rate. A hypothetical 100 basis point change in the CDI rate would increase or decrease the annual interest income on these instruments by approximately $45 thousand, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

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

The interest rate on the Citibank debt is calculated as 3.9% per year plus term SOFR 3M published by CME Group Benchmark Administration Limited, starting with Term SOFR on the day on which agreement was signed. Subsequently, the rate is updated for the Term SOFR published on the date determined by the Bank, that is no more than two business days prior the beginning of the next semester and will be fixed for the next six months until the next update.

Variable-rate debt represented 38%, or $50.0 million, of our total long-term debt as of December 31, 2024. A hypothetical 100 basis point increase in interest rates would increase the annual interest expense on variable-rate debt by approximately $0.5 million.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains and losses are those denominated in Brazilian reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the real to the value of the US Dollar may adversely affect us, mainly due to the fact that approximately 1% of total assets and 10% of total liabilities are in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of December 31, 2024, the closing exchange rate was 6.1923 reais per US Dollar.

As of December 31, 2024, management analyzed the potential gain/(loss) due to foreign currency rate fluctuation and its impact on related instrument carrying value as follows (USD, in thousands):

		December 31, 2024		December 31, 2023
	Risk Factor	Carrying Value	Potential Gain/(Loss)	Carrying Value	Potential Gain/(Loss)
Assets
Cash and cash equivalents	BRL	$4,670	$150	$4,570	$(103)

Liabilities
Loans and financing	BRL	$(12,919)	$(414)	$(13,194)	$296
Other payables	BRL	$(6,542)	$(210)	$(11,703)	$263

Exchange rates considered	BRL	6.1923	6.0000	4.8413	4.9500

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Eve Holding, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eve Holding, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Miami, Florida
March 11, 2025

EVE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$56,366	$46,882
Financial investments	247,012	111,218
Related party receivables	472	191
Related party loan receivable	-	83,042
Other current assets	8,957	889
Total current assets	312,807	242,221
Non-current assets
Property, plant & equipment, net	611	547
Right-of-use assets, net	1,096	508
Deferred income tax, net	2,637	1,714
Other non-current assets	1,091	348
Total non-current assets	5,435	3,118
Total assets	$318,242	$245,339

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,136	$4,571
Related party payables	35,802	20,208
Derivative financial instruments	6,983	13,965
Other current payables	15,422	13,245
Total current liabilities	59,343	51,989
Non-current liabilities
Long-term debt	132,011	25,764
Other non-current payables	2,966	2,535
Total non-current liabilities	134,977	28,299
Total liabilities	194,320	80,288
Commitments and contingencies (Note 18)
Equity
Common stock, $0.001 par value	298	269
Additional paid-in capital	606,460	509,448
Accumulated deficit	(482,835)	(344,667)
Total equity	123,922	165,051
Total liabilities and equity	$318,242	$245,339

The accompanying notes are an integral part of these consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating expenses
Research and development expenses	$129,844	$105,581	$51,858
Selling, general and administrative expenses	26,529	23,104	32,856
New warrants expenses	-	1,863	104,776
Total operating expenses	156,374	130,549	189,490
Operating loss	(156,374)	(130,549)	(189,490)
Gain/(loss) from derivative liabilities	6,983	(10,403)	9,548
Financial investment income	12,299	11,672	5,073
Related party loan interest income	2,875	4,385	1,650
Interest expense	(3,661)	(252)	-
Other gain/(loss), net	218	(945)	122
Loss before income taxes	(137,661)	(126,091)	(173,097)
Income tax expense	507	1,568	933
Net loss	$(138,168)	$(127,658)	$(174,030)

Weighted-average number of shares outstanding – basic and diluted	288,524	275,763	254,131
Net loss per share – basic and diluted	$(0.48)	$(0.46)	$(0.68)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(138,168)	$(127,658)	$(174,030)
Total comprehensive loss	$(138,168)	$(127,658)	$(174,030)

The accompanying notes are an integral part of these consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 1, 2022	220,000	$220	$53,490	$(42,978)	$(32)	$10,699
Separation-related adjustment	-	-	(708)	-	32	(676)
Net loss	-	-	-	(174,030)	-	(174,030)
Issuance of common stock	2,039	2	14,998	-	-	15,000
Reverse recapitalization, net	43,392	43	315,283	-	-	315,327
Issuance of New Warrants	-	-	104,776	-	-	104,776
Warrants exercised	3,523	4	32	-	-	35
Warrant expenses	-	-	3,282	-	-	3,282
Share-based compensation and issuance for vested awards	140	0	3,301	-	-	3,301
Reclassification of Public Warrants to equity	-	-	10,580	-	-	10,580
Distribution to Parent, net	-	-	(1,373)	-	-	(1,373)
Balance at December 31, 2022	269,094	$269	$503,662	$(217,008)	$-	$286,922
Net loss	-	-	-	(127,658)	-	(127,658)
Warrants exercised	150	0	3	-	-	3
Issuance of New Warrants	-	-	1,863	-	-	1,863
Warrant expenses	-	-	480	-	-	480
Share-based compensation and issuance for vested awards	115	0	3,004	-	-	3,005
Other	-	-	436	-	-	436
Balance at December 31, 2023	269,359	$269	$509,448	$(344,667)	$-	$165,051
Net loss	-	-	-	(138,168)	-	(138,168)
Issuance of common stock, net	23,900	24	85,188	-	-	85,212
Warrants exchanged for common stock	3,319	3	8,116	-	-	8,120
Warrants exercised	900	1	8	-	-	9
Share-based compensation and issuance for vested awards	167	0	3,699	-	-	3,699
Balance at December 31, 2024	297,644	$298	$606,460	$(482,835)	$-	$123,922

The accompanying notes are an integral part of these consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(138,168)	$(127,658)	$(174,030)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation, amortization, and loss on disposal	252	184	25
Non-cash lease expenses	520	84	9
Unrealized (gain)/loss on exchange rate changes	(2,489)	(9)	-
Share-based compensation	3,699	3,292	3,302
Warrant expenses	-	2,343	108,085
Change in fair value of derivative financial instruments	(6,983)	10,403	(9,548)
Deferred income taxes	(923)	(1,714)	-
Non-cash tax expense	-	436	-
Changes in operating assets and liabilities
Accrued interest on financial investments, net	(3,794)	564	(1,782)
Accrued interest on related party loan receivable, net	2,042	(391)	(1,650)
Other assets	(4,347)	623	4,840
Related party receivables	(282)	(299)	207
Accounts payable	(3,310)	2,460	1,924
Related party payables	15,705	7,510	2,864
Other payables	2,111	7,664	6,295
Net cash used by operating activities	(135,966)	(94,509)	(59,458)
Cash flows from investing activities
Redemptions of financial investments	137,000	219,500	-
Purchases of financial investments	(269,000)	(152,500)	(177,000)
Related party loan collected (disbursed)	81,000	-	(81,000)
Expenditures for property, plant and equipment	(5,216)	(168)	(476)
Net cash (used) provided by investing activities	(56,216)	66,832	(258,476)
Cash flows from financing activities
Proceeds from issuance of common stock, net of fees to investors	94,288	-	-
Non-investor equity issuance costs	(956)	-	-
Proceeds from issuance of debt	110,762	25,453	-
Non-creditor debt issuance costs	(1,084)	(243)	-
Tax withholding on share-based compensation	-	(287)	-
Capital contribution net of transaction costs reimbursed to Zanite	-	-	369,830
Transaction costs reimbursed to parent	-	-	(15,754)
Distribution to parent, net	-	-	(1,373)
Proceeds from exercised warrants	9	3	-
Net cash provided by financing activities	203,019	24,926	352,704
Effect of exchange rate changes on cash and cash equivalents	(1,354)	487	-
Net increase (decrease) in cash and cash equivalents	9,484	(2,264)	34,770
Cash and cash equivalents at the beginning of the period	46,882	49,146	14,377
Cash and cash equivalents at the end of the period	$56,366	$46,882	$49,146
Supplemental disclosure of cash information
Cash paid for
Interest	$2,839	$77	$-
Income taxes	$3,569	$1,762	$970
Supplemental disclosure of other non-cash investing and financing activities
Property, plant & equipment expenditures in accounts payable and other payables	$137	$106	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$1,108	$376	$224
Issuance of common stock for vested restricted stock units	$878	$1,366	$1,585

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

Initial Financing

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

Until the Closing, the consolidated financial statements of Eve Sub reflect the assets, liabilities and expenses that management determined to be specifically attributable to Eve Sub, as well as allocations of certain corporate level assets, liabilities and expenses, deemed necessary to fairly present the financial position, results of operations and cash flows of Eve, as discussed further below. Management believes that the assumptions used as basis for the allocations of expenses, direct and indirect, as well as assets and liabilities in the consolidated financial statements are reasonable. However, these allocations may not be indicative of the actual amounts that would have been recorded had Eve operated as an independent, publicly traded company for the periods presented.

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

The Master Service Agreement (“MSA”) and Shared Service Agreement (“SSA”) were executed on December 14, 2021. Beginning January 1, 2022, Embraer started charging Eve Sub for most of the expenses Eve Sub previously carved out. Refer to Note 5 – Related Party Transactions for information regarding these agreements. On the Closing date, Embraer concluded that all relevant assets and liabilities were contributed to Eve Sub. Based on the direct charges under the MSA and SSA and the transfer of assets and liabilities to Eve Sub, the Company determined it to be appropriate to change the carve-out methodology to the legal entity approach. The legal entity approach is often appropriate in circumstances when the transaction structure is aligned with the legal entity structure of the divested entity. The Company applied the legal entity approach beginning January 1, 2022 until the Closing date May 9, 2022. For activity after the Closing date, no carve-out adjustments were necessary in preparation of the consolidated financial statements.

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

Separation-Related Adjustments

	December 31,	Separation-Related	January 1,
	2021	Adjustments	2022
ASSETS
Current assets
Cash and equivalents	$14,377	$(0)	$14,377
Related party receivables	220	-	220
Other current assets	6,274	(9)	6,266
Total current assets	20,871	(9)	20,862
Capitalized software, net	700	(700)	-
Total non-current assets	700	(700)	-
Total assets	$21,571	$(708)	$20,862

LIABILITIES AND NET PARENT EQUITY
Current liabilities
Accounts payable	$878	$(718)	$159
Related party payables	8,642	1,110	9,752
Derivative financial instruments	32	(32)	-
Other payables	616	(94)	522
Total current liabilities	10,168	265	10,434
Other non-current payables	703	(298)	405
Total non-current liabilities	703	(298)	405
Total liabilities	10,871	(33)	10,839
Net parent equity
Net parent investment	10,732	(708)	10,024
Accumulated other comprehensive loss	(32)	32	-
Total net parent equity	10,699	(676)	10,024
Total liabilities and net parent equity	$21,571	$(708)	$20,862

Functional and Reporting Currency

The functional and reporting currency is the US Dollar (“US Dollars,” “USD,” or “$”). The balances and transactions of Eve Soluções de Mobilidade Aérea Urbana Ltda. (“Eve Brazil”), a direct wholly owned subsidiary of the Company based in Brazil, that were recorded in a Brazilian reais (“BRL” or “R$”) have been remeasured into the functional currency (USD) before being presented in the consolidated financial statements.

Foreign currency gains and losses are related to transactions with suppliers recognized in USD, but settled in BRL. The financial impact is recognized in “Other gain/(loss), net” within the consolidated statements of operations.

Property, Plant & Equipment, Net

Property, plant & equipment, net are stated at historical cost less accumulated depreciation and depreciated on a straight line basis. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are expensed as incurred.

Valuation of Long-Lived Assets

Long-lived assets, which include property, plant & equipment and right-of-use assets, are reviewed for impairment when events or changes in circumstance indicate that the carrying amount of the long-lived asset group may not be recoverable.

Debt

Debt or borrowings from banks with an original maturity date within twelve months will be classified as a current liability, as well as the current portion of any long-term debt. Debt or borrowings from banks with maturity dates greater than twelve months (long-term debt) will be classified as a non-current liability, net of any current portion.

Debt Issuance Costs

Debt issuance costs include incremental fees and commissions incurred in connection with the issuance of debt. Generally, these costs are recorded as a contra-liability as a direct deduction from the carrying value of the associated debt liability and amortized over the remaining term of the debt instrument.

Research and Development Expenses

Research and development expenses (“R&D”) are focused on design and development of our eVTOL, Service and Operations Solutions, and UATM projects to achieve manufacturing and commercial stages. R&D costs are expensed as incurred and are primarily comprised of engineering services provided by related parties, personnel-related costs for employees focused on R&D activities, supplies, and materials costs. R&D expenditures for the UATM project are related to the development of software to be sold, leased, or otherwise marketed and are expensed as incurred until technological feasibility is established.

Stock Incentive Plans

The Company established the 2022 Stock Incentive Plan, which grants eligible employees, contractors, and directors restricted stock units (RSUs) for common stock of the Company. Stock-based compensation expense is recognized in accordance with the provisions of ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based compensation awards be based on the grant date fair values of the awards. Expense for awards with service and market conditions begins when a grant date has been determined. Expense for awards with performance conditions begins when a grant date has been determined and the performance condition is considered probable. The fair value of RSU awards with market conditions is estimated using a Monte Carlo simulation option-pricing model, which requires management to make certain assumptions and judgments. The fair value of the RSU’s without market conditions equals the share price of the Company's common stock on the grant date. The fair value of awards is recognized as expense over the requisite service period on a straight-line basis. Forfeitures by employees are accounted for when they occur and estimated for non-employees.

Additionally, the Company assumes obligations related to the ERJ long-term incentive plan (“Embraer Plan”) for certain employees that transfer from Embraer to Eve. The plan is a cash-settled phantom shares plan, in which the amounts attributed to the services provided by the participants are converted into virtual share units based on the market value of ERJ’s shares. At the end of the service period the participant receives the quantity of virtual shares converted into BRL, at the current market value of ERJ common stock. The Company recognizes the obligation during the service period (quantity of virtual shares proportional to the period) in the same group as the participant’s normal remuneration. This obligation is presented within either “Other current payables” or “Other non-current payables” dependent upon the remaining vesting term. The fair value is calculated based on the market price of the shares and recorded as “Selling, general and administrative expenses” in the consolidated statements of operations.

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

The deferred income taxes are generally recognized, based on enacted tax rates, when assets and liabilities have different values for financial statement and tax purposes. The Company has calculated its income tax amounts using a separate return methodology. Under this method, the Company prepares the financial statements as if it will file separate returns with tax authorities. As a result, the deferred tax balances and effective tax rate as a stand-alone entity will likely differ significantly from those recognized in the actual consolidated return by Embraer. A valuation allowance is appropriate if it is more likely than not all or a portion of deferred tax assets will not be realized. The calculation of income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations.

The Company accounts for uncertain income tax positions recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Other Accounting Policies

See the following notes for other accounting policies impacting the Company’s consolidated financial statements:

Note	Title
3	Cash and Cash Equivalents
4	Financial Investments
9	Common Stock Warrants
11	Fair Value Measurements
13	Earnings Per Share
17	Leases
19	Segments

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU is effective for this fiscal year ended December 31, 2024, and for interim periods beginning in 2025. The adoption of this ASU did not have a material impact on the related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This guidance establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing guidance. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. This ASU is effective for our fiscal year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on our consolidated financial statements, but does not expect the adoption of this ASU will have a material impact on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). This guidance requires more detailed disclosure about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expense and depreciation expense. The guidance is effective for our fiscal year ending December 31, 2027 and our interim periods during the fiscal year ending December 31, 2028. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on the related disclosures to the consolidated financial statements.

Note 3 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Bank Deposit Certificates (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less. Balances consisted of the following:

	December 31,
	2024	2023
Cash	$11,763	$9,173
CDBs	4,453	4,385
Fixed deposits	40,151	33,325
Total	$56,366	$46,882

Note 4 – Financial Investments

Held to maturity (“HTM”) investments are recorded in the consolidated balance sheets at amortized cost. These investments include time deposits with original maturities of one year or less, but greater than 90 days.

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$247,012	$398	$(127)	$247,283

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$111,218	$106	$-	$111,324

No allowance for credit losses was recognized as of December 31, 2024 and December 31, 2023.

Note 5 – Related Party Transactions

Relationship with Embraer

As of December 31, 2024, Embraer owns approximately 83% of the outstanding common stock of the Company. The expenses from transactions with Embraer reflected in the consolidated financial statements may not be indicative of expenses that would be incurred in arm’s length transactions.

In July and September 2024, the Company closed a private placement, which included investment from, among others, Embraer, pursuant to which the Company received aggregate gross proceeds of $95.6 million. Pursuant to the private placement, Embraer received certain newly issued shares of common stock and warrants. Refer to Note 8 and Note 9 for more information regarding the private placement.

Master Service Agreements and Shared Service Agreement  In December 2021, the Company and Embraer entered into the Master Service Agreement (“MSA”) and Shared Service Agreement (“SSA”), and as a result, Embraer began charging the Company for research and development (“R&D”) and selling, general and administrative (“SG&A”) services, respectively. The initial terms for the MSA and SSA are 15 years each. The MSA can be automatically renewed for additional successive one-year periods. The MSA established a fee so that the Company may have access to Embraer’s R&D and engineering department structure, as well as, at the Company’s option, the ability to access manufacturing facilities in the future. The SSA established a cost overhead pool to be allocated, excluding any margin, so that the Company may be provided with access to certain of Embraer’s administrative services and facilities such as shared service centers. In addition, in December 2021, the Company entered into a MSA with Atech Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) (“Atech”) and wholly owned subsidiary of Embraer, for an initial term of 15 years. Fees under the Atech MSA are for services related to air traffic management software development, defense systems, simulation systems, engineering, and consulting services.

Training Services Agreement  On October 22, 2024 (the “Effective Date”), the Company and Embraer CAE Training Services, LLC (“ECTS”) entered into a Training Services Agreement, pursuant to which the Company has appointed ECTS as its worldwide training services provider related to aircraft which are or will be designed and manufactured by the Company (“Aircraft”), during the term of the Training Services Agreement. Under the Training Services Agreement, ECTS has agreed to provide certain training services related to the piloting, maintenance and ground handling of the Aircraft to the Company or its customers, and the Company has agreed to purchase certain entitlement training in accordance with the training selected by its customer from ECTS, for the pricing set forth in the Training Services Agreement. The term of the Training Services Agreement is the period starting on the Effective Date of the agreement and ending on the last date ECTS provides training services for the Aircraft.

Corporate Costs  Embraer incurs corporate costs for services provided to the Company. These costs include, but are not limited to, expenses for information systems, accounting, treasury, purchasing, human resources, legal, and facilities. These costs benefit the Company, but are not covered under the MSA or SSA, and therefore, are billed to the Company separately. The corporate costs are allocated between the “Research and development expenses” and “Selling, general and administrative expenses” line items of the consolidated statements of operations as appropriate.

Development Costs  The Company has entered into supply agreements with Embraer entities and joint ventures that Embraer is a party to for the purchase of components and other materials consumed in development activities.

Related Party Receivables and Payables  Certain employees have transferred from Embraer to the Company. On the transfer date of each employee, all payroll related accruals for the employee are transferred to the Company. Embraer is responsible for payroll related costs prior to the transfer date. The Company recognizes a receivable from Embraer for payroll costs incurred prior to the transfer date in the “Related party receivables” line of the consolidated balance sheets. Fees and expenses in connection with the MSA, SSA, and other costs are payable within 45 days after receipt of the invoice and are recognized in “Related party payables” within the consolidated balance sheets.

Royalty-Free Licenses  Under the MSA and SSA, the Company has a royalty-free license to access Embraer’s intellectual property to be used within the UAM market.

Leases  The Company has entered into agreements with Embraer to lease corporate office space and other facilities, including a site expected to be used to develop the Company’s manufacturing facility for eVTOL production. Refer to Note 17 for more information.

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

Related Party Loan  On August 1, 2022, the Company entered into a loan agreement with EAH in order to efficiently manage the Company’s cash at a rate of return that is favorable to the Company for an initial term of 12 months. In August 2023, the initial term of the loan was extended for an additional 12 months. On August 1, 2024, the loan matured. Principal and interest collected was $85.9 million. No credit losses were recognized related to the loan receivable through the loan’s maturity on August 1, 2024.

Related Party Expenses

The following table summarizes the related party expenses for the presented periods:

	Year Ended December 31,
	2024	2023	2022
Research and development expenses	$93,543	$72,768	$39,267
Selling, general and administrative expenses	4,612	3,032	8,510
Total	$98,155	$75,800	$47,778

Note 6 – Other Balance Sheet Components

Other Current Assets

Other current assets are comprised of the following items:

	December 31,
	2024	2023
Advances to suppliers (a)	$6,992	$298
Prepaid Directors & Officers insurance	936	467
Advances to employees	72	59
Prepaid income tax	699	-
Other assets	258	65
Total	$8,957	$889

(a) Includes approximately $5.0 million related to supplier tooling that will ultimately be owned by the Company and used for eVTOL production. Advances for supplier tooling are recorded within the “Expenditures for property, plant and equipment” line item under investing activities of the consolidated statements of cash flows.

Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2024	2023
Development mockups	$516	$516
Leasehold improvement	167	167
Construction in progress (“CIP”)	241	9
Computer hardware	15	15
Total property, plant and equipment	$939	$707
Less: Accumulated depreciation	(328)	(160)
Total property, plant and equipment, net	$611	$547

Depreciation expense for the year ended December 31, 2024, 2023, and 2022 was $0.2 million, $0.1 million and less than $0.1 million, respectively. Construction in progress includes costs incurred for the Company’s manufacturing facility to be constructed in Taubaté, São Paulo, Brazil, and internal-use software.

Other Current Payables

Other current payables are comprised of the following items:

	December 31,
	2024	2023
Accrued services	$8,393	$6,930
Accrued payroll	4,639	4,737
Accrued interest	810	169
Income tax payable	-	1,141
Other payables	1,579	269
Total	$15,422	$13,245

Note 7 – Debt

The following table summarizes the Company’s outstanding debt:

			December 31,
	Interest Rate (a)	Maturity Date	2024	2023
Term loans outstanding (b)	6.6%	2026-2035	$133,615	$26,069
Unamortized debt issuance costs (c)			(1,604)	(305)
Long-term debt, net			$132,011	$25,764

(a) Weighted-average interest rate as of December 31, 2024

(b) Includes debt denominated in BRL, converted to USD as of December 31, 2024

(c) Excludes $49 thousand and $348 thousand in deferred charges as of December 31, 2024 and 2023, respectively, related to debt issuance costs that will be recognized pro-ratably when additional funds are drawn.

The principal borrowed under the debt arrangements matures as follows:

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
Debt maturities	$-	$1,196	$33,063	$35,272	$10,272	$53,811	$133,615

The Company has the following loan agreements as of December 31, 2024:

2023 BNDES Phase 1 Loan Agreement

In January 2023, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans with an aggregate borrowing availability of R$490 million (approximately $93.1 million), to support the first phase of the development of the Company’s eVTOL project. The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $12.9 million using the exchange rate as of December 31, 2024),was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $80.2 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from May 2027 through February 2035. As of December 31, 2024, approximately $83.6 million has been drawn from these facilities at a weighted-average interest rate of 5.4%.

2024 BNDES Industrialization Agreement

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $83.4 million as of December 31, 2024, denominated as follows: Sub-credit A in the amount of R$140 million (approximately $22.6 million), Sub-credit B in the amount of R$60 million (approximately $10.8 million), Sub-credit C in the amount of R$210 million (approximately $33.9 million) and Sub-credit D in the amount of R$90 million (approximately $16.1 million). The principal amount of the debt arising from the Sub-credit A will bear an interest rate of 2.20% per annum, and that arising from the Sub-credit C will bear an interest rate of 2.75% per annum above the Reference Rate (TR) 226, published in the Time Series Management System - SGS of the Central Bank of Brazil, under code no. 226, or any other that may replace it. The principal amount of the debt owed under Sub-credit B will bear interest at the rate of 1.10% per annum and under Sub-credit D will bear interest at the rate of 1.65% per annum plus the fixed rate published by the BNDES System. The financing is intended for the development of the manufacturing facility for the production of eVTOL aircraft in the city of Taubaté, São Paulo, Brazil. The financing will also be secured by the underlying machinery and equipment to be acquired with the funds for the manufacturing facility. The agreement is subject to a one-time commission fee of R$2.5 million (approximately $0.4 million). As of December 31, 2024, the Company has not drawn from these lines of credit.

2024 Citibank Credit Agreement

On October 29, 2024, the Company entered into a credit agreement with Citibank, N.A. (“Citi”) (the “Credit Agreement”), pursuant to which Citi lent $50 million and subject to an interest rate of 3.90% per year plus Term Secured Overnight Financing Rate (“SOFR”). The funds will support the production and sale of eVTOL aircraft. The Credit Agreement requires compliance with a minimum debt service coverage ratio. The ratio is tested on the last day of each fiscal quarter for the trailing four quarter period then ended.

2024 BNDES Phase 2 Loan Agreement

On November 22, 2024, the Company entered into a loan agreement with BNDES, pursuant to which BNDES agreed to grant the Company a loan of R$200 million (approximately $32.3 million as of December 31, 2024) and subject to an interest rate of 7.53%. The loan is intended to support the second phase of the eVTOL project. As of December 31, 2024, the Company has not drawn from this line of credit.

As of December 31, 2024, there is approximately $125.2 million available to be drawn under the Company’s debt arrangements.

The BNDES loan agreements provide that the availability of such loans are subject to BNDES rules and regulations and or funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council. Additionally, the BNDES loan agreements provide that the borrowing of any amount under these loans are subject to certain conditions, including, among others, the promulgation of a new law (which condition only applies to the first line of credit), the receipt by BNDES of a guarantee from an acceptable financial institution, absence of any facts that would have a material adverse effect on the economic or financial condition of the Company, and approval of the project by the applicable environmental entities.

Compliance with Debt Covenants

Our loan facilities require compliance with either a debt service coverage ratio, customary affirmative, negative and operational covenants, customary events of default, prepayment and cure provisions, and regular reporting to lenders including providing certain subsidiary financial statements. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. No covenant violations or technical defaults existed at December 31, 2024.

Note 8 – Equity

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the ticker EVEX. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 297,644,298 and 269,359,021 shares of common stock issued and outstanding as of December 31, 2024 and December 31, 2023, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through December 31, 2024, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation, refer to Note 9 and Note 12 for more information, respectively.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of December 31, 2024 and December 31, 2023, there was no preferred stock issued and outstanding.

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

2024 Private Placement

On June 28, 2024 and July 12, 2024, the Company entered into subscription agreements, warrant agreements, and warrant exchange agreements with certain investors relating to a private placement (the “2024 Private Placement”) for (i) the issuance and sale of 23,900,000 newly issued shares of common stock of the Company, par value $0.001 per share, for cash at a purchase price of $4.00 per share (of which, 7,500,000 shares were purchased and issued to Embraer), (ii) the issuance of 3,318,588 shares of common stock of the Company in exchange for the surrender and cancellation of certain warrants to acquire an aggregate of 8,296,470 shares of common stock of the Company, and (iii) the issuance of certain Penny Warrants to acquire an aggregate of 2,500,000 shares of common stock of the Company (of which, 1,500,000 were issued to Embraer). The common stock issued has the same rights as the existing common stock issued and outstanding. Refer to Note 9 for more information regarding the warrants related to the 2024 Private Placement. The transactions contemplated by the 2024 Private Placement closed on July 2, 2024, July 5, 2024, July 18, 2024, and September 4, 2024. The Company received aggregate gross proceeds of $95.6 million. A portion of the gross proceeds was allocated to the warrants exchanged for common stock with the residual value being attributable to the newly issued shares of common stock. Issuance costs of approximately $2.3 million were recognized as part of the transaction. The proceeds (net of transaction costs) were recorded to the “Additional paid-in capital” line item of the consolidated balance sheets, with exception of the par value of common stock issued as part of the transaction. The Company intends to use the net proceeds for working capital and general corporate purposes.

Note 9 – Common Stock Warrants

Warrants Classified as Equity

Public Warrants

The Company has outstanding warrants that are publicly traded on the NYSE (the “Public Warrants”) under the ticker EVEXW. Each Public Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, to be exercised only for a whole number of shares of our common stock. The Public Warrants are exercisable provided that we have an effective registration statement under the Securities Act of 1933 (“Securities Act”) covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants expire five years after the consummation of the Company's business combination on May 9, 2022 (“Closing”) or earlier upon redemption or liquidation. We may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading days period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

In connection with the 2024 Private Placement during the third quarter 2024, investors agreed to cancel 3,296,470 Public Warrants in exchange for 1,318,588 shares of common stock of the Company.

As of December 31, 2024, there were 8,203,407 Public Warrants outstanding.

New Warrants

The Company has entered into warrant agreements with certain strategic private investment in public equity investors (“Strategic PIPE Investors”), pursuant to which and subject to the terms and conditions of each applicable warrant agreement. The Company has issued or has agreed to issue warrants to the Strategic PIPE Investors (the “New Warrants”) to purchase shares of common stock with an exercise price of either (i) $0.01 per share (“Penny Warrants”) or (ii) $15.00 or $11.50  per share (“Market Warrants”). Each warrant entitles the holder to purchase one share of common stock of the Company, if applicable conditions have been met.

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

Penny Warrants

Penny Warrants issued or issuable to Strategic PIPE Investors were determined to be within the scope of ASC 718, Compensation-Stock Compensation, for classification and measurement and ASC 606, Revenue from Contracts with Customers, for recognition. In accordance with ASC 718, these warrants were determined to be equity-classified.

Certain Penny Warrants have been issued and vested immediately upon Closing. The warrants were accounted for akin to a non-refundable upfront payment to the Strategic PIPE Investor and were recognized in the “New warrants expenses” line of the consolidated statements of operations as the Company had no current revenue or binding contracts when the warrants vested.

Other Penny Warrants were issued or are issuable contingent upon meeting certain future conditions or Company milestones. These warrants are recognized when certain conditions are satisfied or milestones are determined probable. The consideration will be classified as either a reduction of revenue under ASC 606 if there are related revenue transactions in place at vesting or otherwise as expense. The vesting conditions and milestones are as follows: (a) receipt of binding eVTOL purchase commitments from certain Strategic Investors, (b) receipt of the first type certification for eVTOL in compliance with certain airworthiness authorities, (c) the time at which ten vertiports that have been developed or implemented with the services of a certain Strategic Investor have entered operation or are technically capable of entering operation, (d) receipt of certain services and support agreements and (e) receipt of a binding purchase commitment from a third-party to purchase an eVTOL jointly developed by Embraer and a certain Strategic Investor.

In connection with the 2024 Private Placement during the third quarter of 2024, an additional 2,500,000 Penny Warrants were issued contingent upon the first type certification for the eVTOL in compliance with certain airworthiness authorities.

In October 2024, the Company and a supplier mutually agreed to discontinue their collaboration in advanced air mobility, which terminated 1,000,000 Penny Warrants.

The Penny Warrants were measured at fair value on the grant date. The grant date is either the original grant date or, in cases where there has been a modification to the underlying agreement, the effective date of the modified agreement is used as the new grant date for determining fair value. The grant date fair value of Penny Warrants was calculated by subtracting $0.01 from Company’s common stock share price on the grant date.

As of December 31, 2024, there were 21,022,536 Penny Warrants outstanding, of which 6,000,000 were vested and exercisable.

Market Warrants

Market Warrants were issued and vested immediately at Closing and have no contingencies. These warrants were determined to be within the scope of ASC 718, Compensation-Stock Compensation, for classification and measurement and were expensed when vested. The expense was recognized in the “New warrants expenses” line of the consolidated statements of operations. The warrants were determined to be equity-classified.

Market Warrants were measured at fair value on the grant date using a modified Black-Scholes model to value such warrants. The valuation model utilizes management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. Forfeitures of New Warrants within the scope of ASC 718 are estimated by the Company and reviewed when circumstances change.

The following table summarizes the Black-Scholes model inputs and assumptions:

May 9,
Market Warrants with exercise price of $15.00	2022
Share Price	$11.32
Maturity Date	12/31/2025
Term (Years)	3.63
Strike Price	$15.00
Risk-free Rate	2.85%
Volatility	7.93%
Dividend Yield	0.00%
Warrant Value	$0.11

In connection with the 2024 Private Placement during the third quarter of 2024, an investor agreed to cancel 5,000,000 Market Warrants with an exercise price of $11.50 in exchange for 2,000,000 shares of common stock of the Company.

As of December 31, 2024, the Company had 12,000,000 Market Warrants outstanding with an exercise price of $15.00.

Warrants Classified as Liabilities

Private Warrants

The Company has outstanding warrants issued from private placements (the “Private Warrants”) prior to the Closing, which are recorded in the “Derivative financial instruments” line of the consolidated balance sheets. Each Private Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to conditions as defined in the respective warrant agreement. The Private Warrants have similar terms as the Public Warrants, except for the $0.01 cash redemption feature. However, in the event a Private Warrant is transferred to a third-party not affiliated with the Company (referred to as a non-permitted transferee), the warrant becomes a Public Warrant and is subject to the $0.01 cash redemption feature. If this occurs, the calculation changes for the settlement amount of the Private Warrants. Since the settlement amount depends solely on who holds the instrument, which is not an input to the fair value of a fixed-for-fixed option or forward on equity shares, the Private Warrants are liability classified.

As of December 31, 2024, there were 14,250,000 Private Warrants outstanding.

Note 10 – Derivative Financial Instruments

As a result of the Business Combination in 2022, the Company began to consolidate Zanite’s assets and liabilities, which included derivative financial instruments related to the Private Warrants. The instruments are remeasured using the share price of its Public Warrants as the input for the recurring fair value measurement of Private Warrants as they have similar key terms at the end of each reporting period. The fair value is recognized in the “Derivative financial instruments” line item of the consolidated balance sheets. Refer to Note 9 and 11 for additional information.

For the year ended December 31, 2024, a change in fair value of $7.0 million was recognized as a gain within the “Gain/(loss) from derivative liabilities” line in the consolidated statement of operations. The change in fair value is recorded under operating activities within the consolidated statements of cash flows.

Note 11– Fair Value Measurements

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

The fair value of debt was estimated using a discounted cash flow model and other observable inputs. Therefore, deemed to be Level 2. Refer to Note 10 for the methodology for determining the fair value of Private Warrants.

During the year ended December 31, 2024 and 2023, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	December 31, 2024				December 31, 2023
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Warrants	$6,983	$-	$6,983	$-	$13,965	$-	$13,965	$-
Debt	$132,011	$-	$132,488	$-	$25,764	$-	$21,273	$-

Note 12– Share-Based Compensation

2022 Stock Incentive Plan

In May 2022 (the “Effective Date”), the shareholders of the Company approved the 2022 Stock Incentive Plan (“the Plan”). The Plan will expire on the tenth anniversary of the Effective Date. The number of common stock shares reserved under the Plan automatically increases on January 1st of each calendar year (each, an “Evergreen Date”) prior to the tenth anniversary of the Effective Date, in amount equal to the lesser of (i) 3% of the total number of shares of common stock outstanding on the December 31 immediately preceding the applicable Evergreen Date and (ii) a number of shares of Eve common stock determined by the plan administrator, unless such increase is deemed unnecessary by the plan administrator. As of December 31, 2024, the maximum number of shares of common stock reserved for issuance under the Plan is 16.6 million shares.

The awards that have been granted under the Plan consists of RSUs for the Company’s common stock. The awards contain service, performance, and/or market conditions that generally vest over 1-5 years. The RSU’s are settled by the Company with its own common stock upon achievement of the vesting conditions. There is neither repurchase obligations nor restrictions for the grantees to access the shares. The Company is allowed to net settle the award for statutory tax withholding purposes, but in no case exceeding the maximum statutory tax rates in the employees’ relevant tax jurisdictions. Therefore, the RSU’s are classified as equity.

The following table summarizes the RSU activity for service-based awards for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Requisite Period Remaining (Years)
Nonvested at December 31, 2023	556	$8.37
Granted	715	$5.38
Vested	(167)	$8.11
Forfeited	(89)	$6.92
Nonvested at December 31, 2024	1,015	$6.44	1.6

The weighted-average grant date fair value of service-based awards granted during the years 2024, 2023 and 2022 was $5.38, $7.71 and $9.73, respectively.

The following table summarizes the RSU activity for awards with market conditions for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Requisite Period Remaining (Years)
Nonvested at December 31, 2023	577	$13.98
Granted	66	$2.75
Vested	-
Forfeited	(90)	$15.93
Nonvested at December 31, 2024	552	$12.53	2.8

For awards that are tied to market conditions, the grant date fair value was determined based on a Monte Carlo simulation model, which takes into account certain assumptions. The weighted-average assumptions used to value the awards are expected volatility of 50.8%, 53.5% and 49.3%, a risk-free rate of 4.2%, 4.3% and 3.4%, and an expected term of 2.6, 4.8 and 4.8 years for awards with market conditions granted during the years ended December 31, 2024, 2023 and 2022, respectively. The expected volatility is based on the average implied volatility of publicly traded peer companies in a similar industry with extensive trading history. The final award is determined by the market value of the Company upon vesting and may equal 0% to 200% of the initial award depending on achievement of the market condition. The weighted-average grant date fair value of awards with market conditions during the years 2024, 2023 and 2022 was $2.75, $10.19 and $16.52, respectively.

Share-based compensation plan expense and tax benefits were as follows:

	Year Ended December 31,
	2024	2023	2022
Share-based compensation expense	$3,699	$3,292	$3,301
Tax benefit	$645	$221	$137

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

As of December 31, 2024, the Company had $7.4 million of total unrecognized compensation expense associated with nonvested awards issued under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

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

For the years ended 2024, 2023, and 2022, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal for each period.

	Year Ended December 31,
	2024	2023	2022
Net loss	$(138,168)	$(127,658)	$(174,030)
Weighted-average shares outstanding – basic and diluted	288,524	275,763	254,131
Net loss per share – basic and diluted	$(0.48)	$(0.46)	$(0.68)

Penny Warrants included in Net loss per share calculation – basic and diluted	6,000	6,900	6,600

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

	December 31,
	2024	2023	2022
Unvested restricted stock units	1,567	1,132	918
Penny Warrants with unmet contingencies	15,023	13,523	14,173
Out of the money warrants	34,453	42,750	42,750
Total	51,043	57,405	57,840

Certain Penny Warrants contain contingencies agreed upon with potential customers and suppliers that have not yet been achieved. Warrants that are out of the money include Public, Private, and Market Warrants where the exercise price exceeded the common stock price for the period. Refer to Note 9 for a summary of the terms for all warrants.

Note 14 – Research and Development Expenses

Research and development expenses consist of the following:

	Year Ended December 31,
	2024	2023	2022
Outsourced services	$117,788	$95,226	$44,719
Payroll costs	11,089	9,856	6,560
Other expenses	967	499	579
Total	$129,844	$105,581	$51,858

Note 15 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following:

	Year Ended December 31,
	2024	2023	2022
Outsourced services	$12,994	$9,531	$13,554
Payroll costs	11,063	9,340	9,099
Director & Officers insurance	1,183	2,257	2,585
Other expenses	1,289	1,976	1,428
Transaction Costs	-	-	6,191
Total	$26,529	$23,104	$32,856

Note 16 – Income Taxes

The Company calculates its income tax amounts using a separate return methodology. Under this method, the Company prepares the financial statements as if it will file separate returns with tax authorities. As a result, the Company’s deferred tax balances and effective tax rate as a stand-alone entity will likely differ significantly from those calculated in the actual consolidated return with EAH. The calculation of income taxes on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. The tax loss carryforwards and valuation allowances reflected in the consolidated financial statements are based on a hypothetical stand-alone income tax return basis and may not exist in the ERJ and EAH consolidated financial statements.

Income before income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
U.S. (loss) income	$(138,485)	$(130,645)	$(174,747)
Non-U.S. (loss) income	824	4,554	1,650
Loss before income taxes	$(137,661)	$(126,091)	$(173,097)

Income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current income tax expense
U.S. federal	$-	$436	$-
U.S. state and local	-	-	-
Non-U.S.	1,430	2,846	933
Total current income tax expense	1,430	3,282	933
Deferred income tax expense (benefit)
U.S. federal	-	-	-
U.S. state and local	-	-	-
Non-U.S.	(923)	(1,714)	-
Total deferred income tax expense (benefit)	(923)	(1,714)	-
Total income tax expense	$507	$1,568	$933

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
State and local taxes	3.9%	(5.8)%	(31.1)%
Permanent differences	0.7%	(2.4)%	(13.7)%
Foreign rate differential	(0.1)%	(0.4)%	(0.1)%
Intangibles	0.0%	0.0%	0.7%
Other	(2.1)%	5.1%	6.5%
Valuation allowance	(23.8)%	(18.7)%	16.2%
Effective tax rate	(0.4)%	(1.2)%	(0.5)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
	2024	2023
Deferred tax assets
Intangibles	$278,919	$300,521
Net operating losses carryforwards	83,338	53,545
Research and Experimental	62,783	36,249
Federal R&D Credit	352	352
Accrued benefits	6,784	4,242
Other	(668)	2,914
Total deferred tax assets before valuation allowances	431,507	397,824
Less valuation allowances	(428,488)	(395,907)
Total deferred tax assets	3,019	1,916
Deferred tax liabilities
Other	(311)	(131)
Uncertain Tax Position - R&D Reserve	(70)	(70)
Total deferred tax liabilities	(382)	(202)
Net deferred tax assets	$2,637	$1,714

In assessing the realizability of deferred tax assets (“DTA”), management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. For Eve Brazil, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of its deductible differences. The valuation allowance increased $32.6 million during the year ended December 31, 2024 primarily due to the net operating loss for the year. The net operating losses for 2024 and 2023 were generated mainly due to expenditures with R&D projects, administrative expenses and the tax amortization on the step-up. Net operating losses do not expire in both jurisdictions where the Company operates (U.S. and Brazil).

The Company has no history of tax audits, nevertheless the Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses the likely outcomes of these audits in order to determine the appropriateness of the tax provision. Open tax years range from fiscal years 2021 to 2024. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The Company had approximately $70 thousand of unrecognized tax benefits as of December 31, 2024 and 2023. There were no additions, reductions, or settlements of unrecognized tax benefits during 2024. The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023 no interest or penalties have been accrued due to uncertain tax positions.

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

The step-up of the assets was only recognized for US federal income tax purposes and will not be booked in the Company’s financial statements. Thus, a temporary difference exists and a deferred tax asset was recognized.

In order to deal with the effects of the step-up, EAH and the Company entered into a customary Tax Receivable Agreement (“TRA”) and a Tax Sharing Agreement (“TSA”). The TSA generally applies if EAH and the Company are members of the same consolidated group, as defined under the Code. Under the Code, two corporations may form a consolidated tax group and file a consolidated federal income tax return, if one corporation owns stock representing at least 80% of the voting power and value of the outstanding capital stock of the other corporation. The TSA governs certain matters related to the resulting consolidated federal income tax returns, as well as state and local returns filed on a consolidated or combined basis. Generally, the consolidated group’s parent would be liable for the income taxes of the group members (including the Company), rather than the Company being required to pay such income taxes itself. For periods in which the Company has taxable income that contributes to and increases the overall tax liability of the consolidated group of which EAH or an affiliate is the common parent (the “EAH Consolidated Group”), the TSA requires the Company to make payments to EAH equal to the tax liability it would have had had it been outside of the consolidated group. For periods in which the Company’s inclusion in the EAH Consolidated Group decreases the tax liability of the EAH Consolidated Group, tax benefits generated by the Company that are realized by EAH will be recorded in an off-book register and will apply to offset future payments due from the Company to EAH under the TSA. If any tax benefits that have accumulated during the period in which the Company is a member of the EAH Consolidated Group have not been applied to offset payments under the TSA at the time the Company ceases to be a member of the EAH Consolidated Group, such uncompensated tax benefits can be used to offset amounts payable by the Company to EAH under the TRA. For purposes of determining the amount of payments required to be made by the Company pursuant to the foregoing, and for determining the extent to which tax benefits generated by the Company that are realized by the EAH Consolidated Group may offset future payments under the TSA or the TRA, the TSA will generally disregard 75% of the tax benefits arising from tax basis in the assets of the Company created in the Pre-Closing Restructuring, consistent with the agreed sharing percentages for such tax savings under the TRA, if the Company were not a member of the EAH Consolidated Group.

Since EAH beneficially owns, directly and indirectly, more than 80% of the outstanding shares of the Company’s common stock, EAH and the Company are expected to be members of the same consolidated tax group. Under the TSA, EAH will benefit from the anticipated future tax losses generated by the Company but will only credit these amounts against future liabilities owed by the Company. Based on terms of the TSA, no tax benefits would accrue to the Company based on a pro forma calculation of the Company’s stand-alone tax return and therefore no benefit has been assumed in the consolidated financial information under the TSA. As such, no pro forma adjustment related to the TSA is necessary. Once the Company begins to generate taxable profits at the consolidated level, amounts owed by the Company to EAH under the TSA will be offset and reduced by prior losses generated by the Company for which EAH had received a benefit.

The Company concluded that these agreements do not have impacts to the consolidated financial statements as of December 31, 2024.

Note 17 – Leases

Leases primarily consist of office space and facilities with related parties or equipment with third parties. A lease is deemed to exist when the Company has the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain period of time and consideration is paid. The right to control is deemed to occur when the Company has the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets. Right-of-use (“ROU”) assets and a corresponding lease liability are recognized on the lease commencement date (the date in which the asset is available for use). Lease liabilities are recognized in Other current payables and Other non-current payables.

The Company uses its estimated incremental borrowing rate in determining the present values of lease payments. The incremental borrowing rate is the rate of interest the Company would have to pay to borrow, on a collateralized basis, an amount equal to the lease payments for a term similar to the lease term in a similar economic environment as the lease. Lease liabilities are measured at the present value of lease payments to be made during the lease term, which is measured based on the contract term and renewal options. Options to extend or terminate the lease term are considered when it is reasonably certain the options will be exercised.

The following is a summary of balance sheet components of leases as of December 31:

Supplemental balance sheet information	2024	2023
Operating lease ROU assets - related parties	$359	$474
Operating lease ROU assets - third parties	737	34
Total operating lease ROU assets	$1,096	$508

Operating lease liabilities - related parties	$312	$474
Operating lease liabilities - third parties	735	36
Total operating lease liabilities	$1,047	$510

The following is a summary of the total operating lease cost recognized for the years ended December 31:

	2024	2023	2022
Operating lease cost	$588	$113	$9

The following presents supplemental information for the Company’s leases. For the years ended December 31, 2023 and 2022, leases with third parties were insignificant and are not included in the data below for those years.

	2024	2023	2022
Supplemental information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases - related parties	$141	$113	$9
Operating cash flows for operating leases - third parties	$447	n.m.	n.m.
Right-of-use assets obtained in exchange for lease obligations
Operating leases - related parties	$-	$334	$224
Operating leases - third parties	$1,108	n.m.	n.m.

Weighted-average remaining lease term (Years) - related parties	2.6	3.6	4.8
Weighted-average remaining lease term (Years) - third parties	1.4	n.m.	n.m.
Weighted-average discount rate - related parties	9.9%	10.2%	7.4%
Weighted-average discount rate - third parties	3.8%	n.m.	n.m.

n.m. = not meaningful

Future minimum lease payments at December 31, 2024 were as follows:

Operating Leases
2025	$738
2026	286
2027	95
2028	5
2029	-
Thereafter	-
Total minimum lease payments	1,125
Imputed interest	(78)
Total operating lease liabilities - related parties	$1,047

As of December 31, 2024, the Company has two lease agreements with Embraer that have not yet commenced. One agreement is for a facility in Gavião Peixoto, São Paulo, Brazil. The lease is expected to commence in 2025. The other lease agreement is for a property in Taubaté, São Paulo, Brazil, which was executed on August 13, 2024. This property is expected to be used to develop the Company’s manufacturing facility for eVTOL production. The lease agreement included a commitment by the Company to invest a minimum of R$15 million (or approximately $2.4 million using the exchange rate as of December 31, 2024) in leasehold improvements. As of December 31, 2024, the Company incurred approximately $1.0 million in prepaid lease costs, which is recognized in the “Other non-current assets” line of the consolidated balance sheets.

Note 18 – Commitments and Contingencies

As of December 31, 2024 and 2023, the Company did not have any accruals for loss contingencies. The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are either reasonably possible but not probable or probable but not reasonably estimable, are disclosed in the notes to the consolidated financial statements.

On March 3, 2025, a shareholder derivative action was filed against EAH and our Directors and Officers, asserting breach of fiduciary duty claims related to the 2024 Private Placement of common stock and warrants that were issued to EAH in September 2024. Eve Holding was also named as a nominal defendant in the case. Based on the early stage of the case, we are unable to predict the ultimate outcome or estimate the range of possible loss, if any.

Note 19 – Segments

Segment information is presented in a manner consistent with the internal reports provided to the chief operating decision maker (“CODM”), which has been identified as the chief executive officer. Given the Company’s pre-revenue operating stage, it currently has no concentration exposure to products, services or customers. The Company is developing three business units that will provide unique products or services, which were determined to be the reportable segments, as follows:

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

UATM The Company is developing next-generation Urban Air Traffic Management (“UATM”) software named Vector to help enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. The Company plans to offer Vector software to customers that include air navigation service providers, fleet operators and vertiport operators.

The CODM regularly receives and reviews one measure of profit or loss by segment, which is also the sole significant expense for each segment – research and development expenses. The accounting policy for research and development expenses for each segment is the same as that described in Note 2. This expense information and the physical progress of the projects by segment are used by the CODM when deciding how to allocate resources between segments. Asset information by segment is not presented to the CODM.

	Year Ended December 31,
Research and development expenses by segment	2024	2023	2022
eVTOL	$118,770	$95,616	$42,893
Service and Operations Solutions	5,885	5,248	1,932
UATM	5,189	4,717	7,032
Total segment expenses	129,844	105,581	51,858
Total segment loss	(129,844)	(105,581)	(51,858)
Expenses not allocated to segments, net (a)	7,817	20,509	121,240
Loss before income taxes	$(137,661)	$(126,091)	$(173,097)

(a) Includes SG&A expenses, new warrant expenses, and other non-operating income and expenses not allocated to each segment.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024, as further described below.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item will be included under the headings “Proposal 1 – Election of Directors,” “Information About Our Executive Officers,” “General Information About the Board of Directors,” “Insider Trading Policy,” “Code of Conduct” and, if applicable, “Delinquent Section 16(a) Reports” in the proxy statement for the 2025 annual meeting of the Company’s stockholders (the “2025 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by this Item will be included under the headings “Executive Compensation Discussion” and “Director Compensation” in the 2025 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be included under the headings “Principal Stockholders” and “Equity Compensation Plan Information” in the 2025 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included under the headings “Certain Relationships and Related Person Transactions” and “Director Independence” in the 2025 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item will be included under the heading “Fees Billed by the Principal Accountant” in the 2025 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)  Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†**	Business Combination Agreement, dated as of December 21, 2021, by and among Zanite Acquisition Corp., Embraer S.A., EVE UAM, LLC and Embraer Aircraft Holding, Inc.	DEFM14A	001-39704	Annex A	April 13, 2022
3.1**	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2**	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
4.1**	Specimen Common Stock Certificate of Eve Holding, Inc.	8-K	001-39704	4.1	May 13, 2022
4.2**	Warrant Agreement, dated as of November 16, 2020, by and between Zanite Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39704	4.1	November 19, 2020
4.3	Description of Securities.	10-K	001-39704	4.3	March 23, 2023
10.1†**	Amended and Restated Registration Rights Agreement dated as of May 9, 2022, by and among Embraer Aircraft Holding, Inc., Zanite Sponsor LLC and certain other parties thereto.	8-K	001-39704	10.1	May 13, 2022
10.2†**	Stockholders Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc. and Zanite Sponsor LLC.	8-K	001-39704	10.2	May 13, 2022
10.3**	Tax Receivable Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.3	May 13, 2022
10.4**	Tax Sharing Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.4	May 13, 2022
10.5**	Form of Indemnification Agreement.	DEFM14A	001-39704	Annex L	April 13, 2022
10.6#**	Eve Holding, Inc. 2022 Stock Incentive Plan.	DEFM14A	001-39704	Annex K	April 13, 2022
10.7†**	Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex G	April 13, 2022
10.8†**	Master Services Agreement, dated as of December 14, 2021, by and between Atech Negócios em Tecnologias S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex H	April 13, 2022
10.9	Fourth Amendment, dated September 9, 2024, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	8-K	001-39704	10.4	November 4, 2024
10.10††	Amendment, effective September 17, 2024, to the Master Services Agreement, dated as of December 14, 2021, by and between Atech Negócios em Tecnologias S.A and EVE UAM, LLC.	8-K	001-39704	10.6	November 4, 2024
10.11†**	Services Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex I	April 13, 2022

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

10.12†**	Database Limited Access Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex M	April 13, 2022
10.13†**	Shared Services Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc., EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex N	April 13, 2022
10.14†**	Contribution Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc. and EVE UAM, LLC	DEFM14A	001-39704	Annex J	April 13, 2022
10.15**	Form of Strategic Warrant Agreement Number 1, dated as of December 21, 2021	DEFM14A	001-39704	Annex P	April 13, 2022
10.16**	Form of Strategic Warrant Agreement Number 2, dated as of December 21, 2021	DEFM14A	001-39704	Annex Q	April 13, 2022
10.17**	Form of Strategic Warrant Agreement Number 3, dated as of December 21, 2021	DEFM14A	001-39704	Annex R	April 13, 2022
10.18	Form of Warrant Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.2	July 1, 2024
10.19	Form of Warrant Exchange Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.3	July 1, 2024
10.20#†**	Employment Agreement, dated as of September 14, 2021, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc., Embraer S.A. (solely with respect to Section 11 thereof) and Gerard J. DeMuro.	8-K	001-39704	10.16	May 13, 2022
10.21**	Form of Subscription Agreement, dated as of December 21, 2021.	DEFM14A	001-39704	Annex S	April 13, 2022
10.22**	Amendment to the Subscription Agreement with Embraer Aircraft Holding, Inc., dated as of April 4, 2022.	8-K	001-39704	99.1	April 4, 2022
10.23**	Subscription Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.1	September 8, 2022
10.24	Form of Subscription Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.1	July 1, 2024
10.25**	Warrant Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.2	September 8, 2022
10.26**	Promissory Note, dated as of February 3, 2022, issued to Zanite Sponsor LLC.	8-K	001-39704	10.1	February 4, 2022
10.27††**	Loan Agreement, dated as of January 23, 2023, by and between EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento Econômico e Social – BNDES (English Translation).	8-K	001-39704	10.1	January 30, 2023
10.28#**	Separation Agreement by and among Eve Holding, Inc. and Gerard DeMuro, dated January 15, 2024.	8-K	001-39704	10.1	January 16, 2024

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

10.29††**	Supply Agreement, effective as of August 31, 2023, by and between EVE UAM, LLC. and Embraer S.A.	8-K	001-39704	10.1	October 13, 2023
10.30††**	Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.	8-K	001-39704	10.1	June 23, 2023
10.31††	First Amendment, dated as of July 12, 2023, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.	10-K	001-39704	10.26	March 8, 2024
10.32††	Second Amendment, dated as of December 20, 2023, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.	10-K	001-39704	10.27	March 8, 2024
10.33††**	Supply Agreement, effective as of May 22, 2023, by and between EVE UAM, LLC., Embraer S.A., and SOCIETE DUC (t/a DUC Hélices Propellers).	8-K	001-39704	10.2	June 23, 2023
10.34††**	Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.	8-K	001-39704	10.3	June 23, 2023
10.35††	First Amendment, dated August 15, 2024, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.	8-K	001-39704	10.5	November 4, 2024
10.36#**	Employment Agreement by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda., Eve Holding, Inc. and Johann Bordais, dated September 29, 2023.	8-K	001-39704	10.1	October 4, 2023
10.37	Loan Agreement, dated as of August 1, 2022, by and between EVE UAM, LLC and Embraer Aircraft Holding.	10-K	001-39704	10.31	March 8, 2024
10.38	First Amendment, effective as of August 1, 2023, to the Loan Agreement, dated as of August 1, 2022, by and between EVE UAM, LLC and Embraer Aircraft Holding, Inc.	10-K	001-39704	10.32	March 8, 2024
10.39††	Financing Agreement, dated as of October 7, 2024, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda., Embraer S.A. as intervening party, and Banco Nacional de Desenvolvimento Econômico e Social – BNDES.	8-K	001-39704	10.2	November 27, 2024
10.40††	Financing Agreement, dated as of November 21, 2024, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda.and Banco Nacional de Desenvolvimento Econômico e Social – BNDES.	8-K	001-39704	10.1	November 27, 2024
10.41	Credit Agreement, dated as of October 29, 2024, by and among Eve Holding, Inc., EVE UAM, LLC and Citibank, N.A.	8-K	001-39704	10.1	October 30, 2024
10.42††	Training Services Agreement, dated as of October 22, 2024, by and between EVE UAM, LLC and Embraer CAE Training Services, LLC.	8-K	001-39704	10.1	October 28, 2024
10.43††	First Amendment, dated October 8, 2024, to the Loan Agreement, dated as of January 23, 2023, by and between EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento.					X
10.44††	First Amendment, dated October 24, 2024, to the Supply Agreement, effective as of May 22, 2023, by and between EVE UAM, LLC., Embraer S.A., and SOCIETE DUC (t/a DUC Hélices Propellers).					X

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

16.1**	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.1	May 13, 2022
16.2**	Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.2	May 13, 2022
19.1	Eve Holding, Inc. Insider Trading Policy					X
21.1**	List of Subsidiaries	8-K	001-39704	21.1	May 13, 2022
23.1	Consent of KPMG LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
97.1#	Eve Holding, Inc. Clawback Policy	10-K	001-39704	97.1	March 8, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

**	Previously filed.

#	Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVE HOLDING, INC.

Date: March 11, 2025	By:	/s/ Johann Bordais
Johann Bordais Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johann Bordais Johann Bordais	Chief Executive Officer (Principal Executive Officer)	March 11, 2025

/s/Eduardo Couto Eduardo Couto	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2025

/s/Luis Carlos Affonso Luis Carlos Affonso	Director	March 11, 2025

/s/Michael Amalfitano Michael Amalfitano	Director	March 11, 2025

/s/Marion Clifton Blakey Marion Clifton Blakey	Director	March 11, 2025

/s/María Cordón María Cordón	Director	March 11, 2025

/s/Gerard J. DeMuro Gerard J. DeMuro	Director	March 11, 2025
/s/Paul Eremenko Paul Eremenko	Director	March 11, 2025

/s/Sergio Pedreiro Sergio Pedreiro	Director	March 11, 2025

