Form 10-Q
period 2025-03-31
Eve Holding, Inc.
filed 2025-05-12
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

N/A

(Former name and address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share Warrants, each whole warrant exercisable for one share of Common Stock	EVEX EVEXW	New York Stock Exchange New York Stock Exchange

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

As of May 12, 2025, there were 297,644,298 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

EVE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$59,510	$56,366
Financial investments	228,096	247,012
Related party receivables	3	472
Other current assets	10,040	8,957
Total current assets	297,648	312,807
Non-current assets
Property, net	956	611
Right-of-use assets, net	940	1,096
Deferred income tax, net	2,736	2,637
Other non-current assets	1,901	1,091
Total non-current assets	6,533	5,435
Total assets	$304,181	$318,242

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$663	$1,136
Related party payables	53,579	35,802
Current portion of long-term debt	129	-
Derivative financial instruments	3,668	6,983
Other current payables	24,631	15,422
Total current liabilities	82,671	59,343
Non-current liabilities
Long-term debt, net	142,170	132,011
Other non-current payables	3,200	2,966
Total non-current liabilities	145,370	134,977
Total liabilities	228,041	194,320
Commitments and contingencies (Note 15)
Equity
Common stock, $0.001 par value	298	298
Additional paid-in capital	607,462	606,460
Accumulated deficit	(531,619)	(482,835)
Total equity	76,141	123,922
Total liabilities and equity	$304,181	$318,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating expenses
Research and development expenses	$44,711	$27,455
Selling, general and administrative expenses	7,892	6,477
Total operating expenses	52,603	33,932
Operating loss	(52,603)	(33,932)
Gain (loss) from derivative liabilities	3,315	6,341
Financial investment income	3,914	2,337
Related party loan interest income	-	1,222
Interest expense	(2,234)	(412)
Other (loss) gain, net	(1,734)	(229)
Loss before income taxes	(49,342)	(24,673)
Income tax (benefit) expense	(558)	623
Net loss	$(48,784)	$(25,296)

Weighted-average number of shares outstanding – basic and diluted	303,644	276,263
Net loss per share – basic and diluted	$(0.16)	$(0.09)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(48,784)	$(25,296)
Total comprehensive loss	$(48,784)	$(25,296)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands) (Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2023	269,359	$269	$509,448	$(344,667)	$165,051
Net loss	-	-	-	(25,296)	(25,296)
Share-based compensation and issuance for vested awards	7	0	1,126	-	1,126
Balance at March 31, 2024	269,366	$269	$510,574	$(369,963)	$140,881

Balance at December 31, 2024	297,644	$298	$606,460	$(482,835)	$123,922
Net loss	-	-	-	(48,784)	(48,784)
Share-based compensation	-	-	1,002	-	1,002
Balance at March 31, 2025	297,644	$298	$607,462	$(531,619)	$76,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net loss	$(48,784)	$(25,296)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	82	51
Non-cash lease expenses	172	54
Unrealized loss (gain) on the exchange rate changes	981	(315)
Share-based compensation	1,002	1,126
Change in fair value of derivative financial instruments	(3,315)	(6,341)
Deferred income tax, net	(99)	-
Changes in operating assets and liabilities
Accrued interest on financial investments, net	(84)	(1,497)
Accrued interest on related party loan receivable, net	-	(1,222)
Other assets	(1,346)	(1,285)
Related party receivables	504	206
Accounts payable	(529)	(2,909)
Related party payables	17,748	1,319
Other payables	8,790	296
Net cash used by operating activities	(24,878)	(35,813)
Cash flows from investing activities
Redemptions of financial investments	117,000	10,000
Purchases of financial investments	(98,000)	(12,000)
Expenditures for property	(464)	(106)
Net cash provided (used) by investing activities	18,536	(2,106)
Cash flows from financing activities
Proceeds from debt	9,455	14,966
Non-creditor debt issuance costs	(178)	(219)
Net cash provided by financing activities	9,277	14,747
Effect of exchange rate changes on cash and cash equivalents	209	(122)
Increase (decrease) in cash and cash equivalents	3,144	(23,294)
Cash and cash equivalents at the beginning of the period	56,366	46,882
Cash and cash equivalents at the end of the period	$59,510	$23,588
Supplemental disclosure of cash information
Cash paid for
Interest	$2,088	$273
Income tax	$372	$949
Supplemental disclosure of other non-cash investing and financing activities
Property expenditures in accounts payable and other payables	$441	$8
Right-of-use assets obtained in exchange for operating lease liabilities	$16	$564
Issuance of common stock for vested restricted stock units	$-	$41

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

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in US Dollars, unless otherwise noted, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities Exchange Commission (“SEC”) for interim financial reporting.

Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited condensed consolidated financial statements herein should be read in conjunction with our audited consolidated financial statements and notes thereto included within our 2024 Form 10-K. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented. All intercompany balances and transactions were eliminated in consolidation. Certain columns and rows may not add due to rounding.

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

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Bank Deposit Certificates (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less. Balances consisted of the following:

	March 31, 2025	December 31, 2024
Cash	$42,904	$11,763
CDBs	6,535	4,453
Fixed deposits	10,070	40,151
Total	$59,510	$56,366

Note 3 – Financial Investments

The financial investments are classified as held-to-maturity (“HTM”) because management has the intent and ability to hold the securities until maturity. These investments include time deposits with original maturities of one year or less, but greater than 90 days and are recorded at amortized cost in the condensed consolidated balance sheets.

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$228,096	$262	$(264)	$228,094

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$247,012	$398	$(127)	$247,283

No allowances for credit losses were recognized as of March 31, 2025 and December 31, 2024.

Note 4 – Related Party Transactions

Relationship with Embraer

Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), through one of its wholly owned subsidiaries Embraer Aircraft Holdings, Inc. (“EAH” and collectively “Embraer”), own approximately 83% of the outstanding common stock of the Company. The expenses from transactions with Embraer reflected in the condensed consolidated financial statements may not be indicative of expenses that would be incurred in arm’s length transactions.

In July and September 2024, the Company closed a private placement, which included investment from, among others, Embraer, pursuant to which the Company received aggregate gross proceeds of $95.6 million. Pursuant to the private placement, Embraer received certain newly issued shares of common stock and warrants. Refer to Note 7 and Note 8 for more information regarding the private placement.

Master Service Agreements and Shared Service Agreement  In December 2021, the Company and Embraer entered into the Master Service Agreement (“MSA”) and Shared Service Agreement (“SSA”), and as a result, Embraer began charging the Company for research and development (“R&D”) and selling, general and administrative (“SG&A”) services, respectively. The initial terms for the MSA and SSA are 15 years. The MSA can be automatically renewed for additional successive one-year periods. The MSA established a fee so that the Company may have access to Embraer’s R&D and engineering department structure, as well as, at the Company’s option, the ability to access manufacturing facilities in the future. The SSA established a cost overhead pool to be allocated, excluding any margin, so that the Company may be provided with access to certain of Embraer’s administrative services and facilities such as shared service centers. In addition, in December 2021, the Company entered into a MSA with Atech Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) (“Atech”) and wholly owned subsidiary of Embraer, for an initial term of 15 years. Fees under the Atech MSA are for services related to air traffic management software development, defense systems, simulation systems, engineering and consulting services.

Training Services Agreement  In October 2024, (the “Effective Date”), the Company and Embraer CAE Training Services, LLC (“ECTS”) entered into a Training Services Agreement, pursuant to which the Company has appointed ECTS as its worldwide training services provider related to aircraft which are or will be designed and manufactured by the Company (“Aircraft”), during the term of the Training Services Agreement. Under the Training Services Agreement, ECTS has agreed to provide certain training services related to the piloting, maintenance and ground handling of the Aircraft to the Company or its customers, and the Company has agreed to purchase certain entitlement training in accordance with the training selected by its customer from ECTS, for the pricing set forth in the Training Services Agreement. The term of the Training Services Agreement is the period starting on the Effective Date of the agreement and ending on the last date ECTS provides training services for the Aircraft.

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

Leases  The Company has entered into agreements with Embraer to lease corporate office space and other facilities, including a site expected to be used to develop the Company’s manufacturing facility for eVTOL production. As of March 31, 2025, the Company has two lease agreements with Embraer that have not yet commenced. One agreement is for a facility in Gavião Peixoto, São Paulo, Brazil. The lease is expected to commence later in 2025. The other lease agreement is for a property in Taubaté, São Paulo, Brazil. The lease for this property is expected to commence in 2026 and be used to develop the Company’s manufacturing facility for eVTOL production.

Related Party Loan  In August 2022, the Company entered into a loan agreement to lend $81.0 million to EAH million in order to efficiently manage the Company’s cash at a rate of return that is favorable to the Company for an initial term of 12 months. In August 2023, the initial term of the loan was extended for an additional 12 months. On August 1, 2024, the loan matured. Principal and interest collected was $85.9 million.

Related Party Expenses

The following table summarizes the related party expenses for the periods:

	Three Months Ended
	March 31, 2025	March 31, 2024
Research and development expenses	$29,754	$20,889
Selling, general and administrative expenses	999	750
Total	$30,753	$21,639

Note 5 – Other Balance Sheet Components

Other Current Payables

Other current payables are comprised of the following items:

	March 31, 2025	December 31, 2024
Accrued services	$15,687	$8,393
Accrued payroll	6,731	4,639
Accrued interest	923	810
Other payables	1,289	1,579
Total	$24,631	$15,422

Note 6 – Debt

The following table summarizes the Company’s outstanding debt:

Title	Interest Rate (a)	Maturity Date	March 31, 2025	December 31, 2024
Term loans outstanding (b)	6.4%	2026-2035	$144,089	$133,615
Unamortized debt issuance costs			(1,790)	(1,604)
Total debt, net			142,299	132,011
Less: current portion of long-term debt			(129)	-
Total long-term debt, net			$142,170	$132,011

(a)	Weighted-average interest rate as of March 31, 2025
(b)	Includes debt denominated in BRL and converted to USD as of the reporting date

The long-term debt principal as of March 31, 2025 matures as follows:

	2025	2026	2027	2028	2029	2030 and thereafter	Total
Debt maturities	$-	$1,290	$34,063	$36,568	$11,568	$60,601	$144,089

The Company has the following loan agreements as of March 31, 2025:

2023 BNDES Phase 1 Loan Agreement

In January 2023, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans with an aggregate borrowing availability of R$490 million (approximately $94.1 million), to support the first phase of the development of the Company’s eVTOL project. The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $13.9 million),was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $80.2 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from April 2027 through January 2035. As of March 31, 2025, these lines of credit have been fully drawn at a weighted-average interest rate of 5.5%.

2024 BNDES Industrialization Agreement

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $87.9 million as of March 31, 2025, denominated as follows: Sub-credit A in the amount of R$140 million (approximately $24.4 million), Sub-credit B in the amount of R$60 million (approximately $10.8 million), Sub-credit C in the amount of R$210 million (approximately $36.6 million) and Sub-credit D in the amount of R$90 million (approximately $16.2 million). The principal amount of the debt arising from the Sub-credit A will bear an interest rate of 2.20% per annum, and that arising from the Sub-credit C will bear an interest rate of 2.75% per annum above the Reference Rate (TR) 226, published in the Time Series Management System - SGS of the Central Bank of Brazil, under code no. 226, or any other that may replace it. The principal amount of the debt owed under Sub-credit B will bear interest at the rate of 1.10% per annum and under Sub-credit D will bear interest at the rate of 1.65% per annum plus the fixed rate published by the BNDES System. The financing is intended for the development of the manufacturing facility for the production of eVTOL aircraft in the city of Taubaté, São Paulo, Brazil. The financing will also be secured by the underlying machinery and equipment to be acquired with the funds for the manufacturing facility. The agreement is subject to a one-time commission fee of R$2.5 million (approximately $0.4 million). As of March 31, 2025, the Company has not drawn from these lines of credit.

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

2024 BNDES Phase 2 Loan Agreement

On November 22, 2024, the Company entered into a loan agreement with BNDES, pursuant to which BNDES agreed to grant the Company a loan of R$200 million (approximately $34.8 million) and subject to an interest rate of 7.53%. The loan is intended to support the second phase of the eVTOL project. As of March 31, 2025, the Company has not drawn from this line of credit.

As of March 31, 2025, there is approximately $122.7 million available to be drawn under the Company’s debt arrangements.

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

Compliance with Debt Covenants

Our loan facilities require compliance with either a debt service coverage ratio, customary affirmative, negative and operational covenants, customary events of default, prepayment and cure provisions, and regular reporting to lenders including providing certain subsidiary financial statements. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. No covenant violations or technical defaults existed at March 31, 2025.

Note 7 – Equity

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the ticker EVEX. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 297,644,298 shares of common stock issued and outstanding as of March 31, 2025 and December 31, 2024. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through March 31, 2025, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation. Refer to Note 8 and Note 11 for additional information.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of March 31, 2025 and December 31, 2024, there was no preferred stock issued and outstanding.

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

Note 8 – Common Stock Warrants

Warrants Classified as Equity

Public Warrants

The Company has outstanding warrants that are publicly traded on the NYSE (the “Public Warrants”) under the ticker EVEXW. Each Public Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, to be exercised only for a whole number of shares of our common stock. The Public Warrants are exercisable provided that we have an effective registration statement under the Securities Act of 1933 (“Securities Act”) covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in their warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants expire five years after the consummation of the Company’s business combination on May 9, 2022 (“Closing”) or earlier upon redemption or liquidation. We may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading days period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

In connection with the 2024 Private Placement, certain investors agreed to cancel 3,296,470 Public Warrants in exchange for 1,318,588 shares of common stock of the Company.

As of March 31, 2025, there were 8,203,407 Public Warrants outstanding.

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

Because the cash received for the common stock and New Warrants is significantly different from their fair value, management considers such warrants to have been issued other than at fair market value. Accordingly, such warrants represent units of account separate from the shares of common stock that were issued to the Strategic PIPE Investors in connection with their respective investment and therefore require separate accounting treatment. Terms related to the issuance and exercisability of the New Warrants differ among the Strategic PIPE Investors and each New Warrant is independently exercisable such that the exercise of any individual warrant does not depend on the exercise of another. As such, management has concluded that all New Warrants meet the criteria to be legally detachable and separately exercisable and therefore freestanding. Forfeitures of New Warrants within the scope of ASC 718, Compensation-Stock Compensation, are estimated by the Company and reviewed when circumstances change.

Penny Warrants

Penny Warrants issued or issuable to Strategic PIPE Investors were determined to be within the scope of ASC 718 for classification and measurement and ASC 606, Revenue from Contracts with Customers, for recognition. In accordance with ASC 718, these warrants were determined to be equity-classified.

Certain Penny Warrants have been issued and vested immediately upon Closing. The warrants were accounted for akin to a non-refundable upfront payment to the Strategic PIPE Investor and were recognized as expense when incurred as the Company had no current revenue or binding contracts when the warrants vested.

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

In connection with the 2024 Private Placement, an additional 2,500,000 Penny Warrants were issued contingent upon the first type certification for the eVTOL in compliance with certain airworthiness authorities.

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

As of March 31, 2025, there were 21,022,536 Penny Warrants outstanding, of which 6,000,000 were vested and exercisable.

Market Warrants

Market Warrants were issued and vested immediately at Closing and have no contingencies. These warrants were determined to be within the scope of ASC 718, Compensation-Stock Compensation, for classification and measurement and were expensed when vested. The warrants were determined to be equity-classified.

In connection with the 2024 Private Placement, an investor agreed to cancel 5,000,000 Market Warrants with an exercise price of $11.50 in exchange for 2,000,000 shares of common stock of the Company.

As of March 31, 2025, the Company had 12,000,000 Market Warrants outstanding with an exercise price of $15.00.

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

As of March 31, 2025, there were 14,250,000 Private Warrants outstanding.

Note 9 – Derivative Financial Instruments

The Company has derivative financial instrument liabilities of $3.7 million and $7.0 million, as of March 31, 2025 and December 31, 2024, respectively, related to the Private Warrants. The Company uses the share price of its Public Warrants as the input for the recurring fair value measurement of Private Warrants at the end of each reporting period within the “Derivative financial instruments” line item of the condensed consolidated balance sheets. The Public Warrants are used to remeasure the fair value as they have similar key terms. Refer to Note 8 and 10 for additional information.

During the three months ended March 31, 2025 and 2024, gains of $3.3 million and $6.3 million, respectively, were recognized within the “Gain from derivative liabilities” line in the condensed consolidated statements of operations. The change in fair value is recorded under operating activities within the condensed consolidated statements of cash flows.

Note 10 – Fair Value Measurements

The Company uses a fair value hierarchy, which has three levels based on the reliability of the inputs, to determine fair value. The Company’s assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. Level 1 refers to fair values determined based on unadjusted quoted prices in active markets for identical instruments. Level 2 refers to fair values estimated using other observable inputs for the instruments, either directly or indirectly, for substantially the full term of the asset or liability. Level 3 includes fair values estimated using unobservable inputs for the instruments used to measure fair value to the extent that observable inputs are not available. The carrying amounts of cash and cash equivalents, financial investments, related party receivables, other current assets, accounts payable, related party payables, and other current payables approximate their fair values due to the short-term maturities of the instruments.

The fair value of debt was estimated using a discounted cash flow model and other observable inputs, therefore, are deemed to be Level 2. Refer to Note 9 for the methodology for determining the fair value of Private Warrants.

As of March 31, 2025 and December 31, 2024, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	March 31, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Warrants	$3,668	$-	$3,668	$-	$6,983	$-	$6,983	$-
Debt	$142,299	$-	$152,976	$-	$132,011	$-	$132,488	$-

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

For the three months ended March 31, 2025 and 2024, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal for each period.

	Three Months Ended March 31,
	2025	2024
Net loss	$(48,784)	$(25,296)
Weighted-average shares outstanding – basic and diluted	303,644	276,263
Net loss per share – basic and diluted	$(0.16)	$(0.09)

Penny Warrants included in Net loss per share calculation – basic and diluted	6,000	6,900

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Unvested restricted stock units	1,539	1,141
Penny Warrants with unmet contingencies	15,023	13,523
Out of the money warrants	34,453	42,750
Total	51,014	57,413

Certain Penny Warrants contain contingencies agreed upon with potential customers and suppliers that have not yet been achieved. Warrants that are out of the money include Public, Private, and Market Warrants where the exercise price exceeded the common stock price for the period. Refer to Note 8 for a summary of the terms for all warrants.

Note 12 – Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
	2025	2024
Outsourced services	$42,206	$24,677
Payroll costs	2,339	2,607
Other expenses	165	171
Total	$44,711	$27,455

Note 13 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2025	2024
Payroll costs	$4,339	$3,273
Outsourced services	2,878	2,097
Director & Officers insurance	256	379
Other expenses	419	728
Total	$7,892	$6,477

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

For the three months ended March 31, 2025 and 2024, the Company recognized income tax benefit of $0.6 million and income tax expense of $0.6 million, respectively, due to operations in the Brazilian jurisdiction.

Note 15 – Commitments and Contingencies

As of March 31, 2025 and December 31, 2024, the Company did not have any accruals for loss contingencies associated with litigation. The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are either reasonably possible but not probable or probable but not reasonably estimable, are disclosed in the notes to these condensed consolidated financial statements.

On March 3, 2025, a putative shareholder derivative action was filed in the Delaware Court of Chancery against EAH, our directors and certain of our officers, asserting breach of fiduciary duty claims related to the 2024 Private Placement of common stock and warrants that were issued to EAH in September 2024.  Eve Holding was also named as a nominal defendant in the case.  The action is captioned Taylor v. Embraer Aircraft Holding, Inc., et al., C.A. No. 2025-0233-NAC.  The complaint seeks, among other things, declaratory relief, damages, costs and attorneys’ fees and expenses.  Pursuant to the operative scheduling order, the defendants moved to dismiss the complaint on April 30, 2025, and the remainder of the briefing schedule is not yet set on the motion. Based on the early stage of the case, we are unable to predict the ultimate outcome or estimate the range of possible loss, if any.

Due to the nature of our business, from time to time, we are or may be subject to disputes or claims related to our business activities, including, among other things, performance matters under our supplier contracts and other business arrangements, workers’ compensation, premises liability and other claims. We do not expect that any of these disputes and claims will have a material adverse effect on our condensed consolidated balance sheets, statements of operations or cash flows.

Note 16 – Segments

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

Service and Operations Solutions  The Company plans to offer a full suite of eVTOL service and support capabilities (referred to as “TechCare”), including material services, maintenance, technical support, training, ground handling and data services. Its services will be offered to UAM fleet operators on an agnostic basis, supporting both its own eVTOL and those produced by third parties.

Urban Air Traffic Management (“UATM”)  The Company is developing next-generation UATM software (named “Vector”) to help enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. The Company plans to offer Vector software to customers that include air navigation service providers, fleet operators and vertiport operators.

The CODM regularly receives and reviews one measure of profit or loss by segment, which is also the sole significant expense for each segment – research and development expenses. This expense information and the physical progress of the projects by segment are used by the CODM when deciding how to allocate resources between segments. Asset information by segment is not presented to the CODM.

	Three Months Ended March 31,
Research and development expenses by segment	2025	2024
eVTOL	$42,423	$24,644
Service and Operations Solutions	1,334	1,593
UATM	953	1,219
Total segment expenses	$44,711	$27,455
Total segment loss	(44,711)	(27,455)
Expenses (income) not allocated to segments, net (a)	4,631	(2,782)
Loss before income taxes	$(49,342)	$(24,673)

(a) Includes SG&A expenses and other non-operating income and expenses not allocated to each segment

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The following discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K (the “2024 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, and the related notes that are included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors set forth under “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 1A. Risk Factors of our 2024 Form 10-K and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the unaudited condensed consolidated financial statements.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to raise financing in the future;
•	the impact of the regulatory environment and complexities with compliance related to such environment, including changes in applicable laws or regulations, including as a result of executive orders;
•	our ability to maintain an effective system of internal control over financial reporting;
•	our ability to grow market share in our existing markets or any new markets we may enter;
•	our ability to respond to general economic conditions;
•	the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
•	our ability to manage our growth effectively;
•	our ability to achieve and maintain profitability in the future;
•	our ability to access sources of capital to finance operations and growth;
•	the success of our strategic relationships with third parties;
•	our ability to successfully develop, certify and commercialize our planned Urban Air Mobility solutions and the timing thereof;
•	competition from other manufacturers and operators of electric vertical take-off and landing vehicles and other methods of air or ground transportation;
•	various environmental requirements;
•	retention or recruitment of executive and senior management and other key employees;
•	reliance on services to be provided by Embraer and other third parties; and
•	other risks and uncertainties described in this Quarterly Report on Form 10-Q and in our 2024 Form 10-K, including those under “Risk Factors.”

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

Eve’s goal is to be a leading company in the urban air mobility (“UAM”) market by taking a holistic approach to developing a UAM solution that includes: the design and production of electric vertical take-off and landing vehicles (“eVTOLs”), a portfolio of maintenance and support services focused on Eve’s and third-party eVTOLs, and new air traffic management software for eVTOLs (“Vector”), designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. Eve’s mission is to bring affordable air transportation to all passengers, improve quality of life, unleash economic productivity, save passengers time, and reduce global carbon emissions. Eve plans to leverage its strategic relationship with Embraer to de-risk and accelerate its development plans, while saving costs by utilizing Embraer’s extensive resources.

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

Urban Air Traffic Management - Vector.  Eve is developing a next-generation UATM software to help enable eVTOLs to operate safely and efficiently in dense urban airspace along with conventional fixed wing and rotary aircraft and unmanned drones. Eve plans to offer Vector software to customers that include air navigation service providers, fleet operators and vertiport operators.

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

Services Agreements

Eve has entered into Master Services Agreements with each ERJ and Atech(collectively, the “MSAs”). Eve has also entered into a Shared Services Agreement (“SSA”) with ERJ and EAH. Pursuant to the MSAs, ERJ and Atech, either directly or through their respective affiliates, will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG (Aircraft on Ground) support, MRO (Maintenance, Repair and Overhaul) planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and, at Eve’s option, future eVTOL manufacturing services. Eve expects to collaborate with ERJ and leverage their expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs, and establish operations. The services provided under the SSA include, among others, corporate and administrative services to Eve. In addition, Eve has entered into the Data Access Agreement with ERJ, pursuant to which, among other things, ERJ has agreed to provide Eve with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to these Services Agreements.

The aforementioned Services Agreements continue to be in full force and effect. Further information about such agreements is set forth in our prospectus, dated January 18, 2023, filed with the SEC on January 20, 2023, pursuant to Rule 424(b) under the Securities Act.

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

Government Certification

We plan to obtain authorizations and certifications for our eVTOL with Brazil’s Agência Nacional de Aviação Civil (“ANAC”), U.S. Federal Aviation Administration (“FAA”), and European Union Aviation Safety Agency (“EASA”) initially and will seek certifications from other aviation authorities as necessary. We will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our related services. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. Should we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.

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

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell approximately 2,800 of our eVTOL aircraft and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding (“MOUs”) with about 30 market-leading partners in segments spanning infrastructure, operations, platforms, utilities, and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business model and drive growth.

Fully Integrated Business Model

Eve’s business model to serve as a fully integrated eVTOL transportation solution provider is uncertain. Present projections indicate that payback periods on eVTOL aircraft will result in a viable business model over the long-term as production volumes scale and unit economics improve to support sufficient market adoption. As with any new industry and business model, numerous risks and uncertainties exist. Our financial results are dependent on certifying and delivering eVTOL on time and at a cost that supports returns at prices that sufficient numbers of customers are willing to pay based on value arising from time and efficiency savings from utilizing eVTOL services. Our aircraft include numerous parts and manufacturing processes unique to eVTOL aircraft, in general and our product design, in particular. Best efforts have been made to estimate costs in our planning projections; however, the variable cost associated with assembling our aircraft at scale remains uncertain at this stage of development. The success of our business is also dependent, in part, on the utilization rate of our aircraft and reductions in utilization will adversely impact our financial performance. Our aircraft may not be able to fly safely in poor weather conditions, including snowstorms, thunderstorms, lightning or hail, known icing conditions, or fog. Inability to operate safely in these conditions would reduce our aircraft utilization and cause delays and disruptions in our services. We intend to maintain a high daily aircraft utilization rate which is the amount of time our aircraft spend in the air carrying passengers. High daily aircraft utilization is achieved in part by reducing turnaround times at vertiports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including adverse weather conditions, security requirements, air traffic congestion and unscheduled maintenance events.

Results of Operations (unaudited, in thousands)

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$44,711	$27,455	$(17,256)	(63)%
Selling, general and administrative expenses	7,892	6,477	(1,415)	(22)%
Total operating expenses	52,603	33,932	(18,671)	(55)%
Operating loss	(52,603)	(33,932)	(18,671)	(55)%
Gain (loss) from derivative liabilities	3,315	6,341	(3,027)	n.m.
Financial investment income	3,914	2,337	1,576	67%
Related party loan interest income	-	1,222	(1,222)	n.m.
Interest expense	(2,234)	(412)	(1,821)	n.m.
Other (loss) gain, net	(1,734)	(229)	(1,504)	n.m.
Loss before income taxes	(49,342)	(24,673)	(24,669)	(100)%
Income tax (benefit) expense	(558)	623	1,181	n.m.
Net loss	$(48,784)	$(25,296)	$(23,488)	(93)%

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

Research and development expenses increased $17.3 million for the three months ended March 31, 2025. The increase in research and development expense was primarily driven by the MSA with Embraer who performs several developmental activities for Eve. These efforts continue to intensify with increasing maturity of the development of our eVTOL, including increased engagement of the engineering team who, following the roll-out of our engineering prototype in July 2024, is in the process of performing a series of system and integration ground tests on the aircraft that must be conducted before its debut flight.

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

Selling, general and administrative expenses increased $1.4 million for the three months ended March 31, 2025, primarily related to an increase in Eve’s direct workforce, as well as increased spend on outsourced legal and consulting services. Lastly, Eve started to incur costs related to our eVTOL production site in Taubaté, Brazil. These increases offset savings on Director & Officers insurance expenses.

Gain (loss) from derivative liabilities

Derivative liabilities relate to the Private Warrants, which are valued using the trading price of the Company’s Public Warrants. The gain from the change in fair value of derivative liabilities decreased by $3.0 million for the three months ended March 31, 2025, due to a $0.23 decrease in the Public Warrant trading price, whereas the trading price decreased $0.45 for the three months ended March 31, 2024.

Financial investment income

The Company invests cash in highly rated, short-term fixed-income instruments, primarily in US Dollars, with reputable financial institutions. Financial investment income increased $1.6 million for the three months ended March 31, 2025, primarily related to an increase in the average investment balance of $124.6 million, partially offset by lower interest rates.

Related party loan interest income

Related party loan interest income decreased $1.2 million for the three months ended March 31, 2025 due to the note maturing in August 2024.

Interest expense

Interest expense increased $1.8 million for the three months ended March 31, 2025, primarily related to the larger outstanding debt balance as compared to the prior period.

Other (loss) gain, net

Other loss, net increased $1.5 million for the three months ended March 31, 2025, primarily related to an increase in foreign currency losses.

Income tax (benefit) expense

Income tax expense decreased $1.2 million for the three months ended March 31, 2025, primarily due to lower net income at Eve Brazil on a standalone basis. Intercompany transactions with Eve Brazil are eliminated upon consolidation.

Liquidity and Capital Resources

The Company has incurred net losses since its inception and to date has not generated any revenue. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of March 31, 2025, the Company has cash and cash equivalents of $59.5 million, financial investments of $228.1 million and available debt to be drawn of $122.7 million, which totals to approximately $410.3 million of liquidity. Total liquidity is expected to be sufficient to fund our operating plan for at least the next twelve months.

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

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Cautionary Note Regarding Forward-Looking Statements” section of this MD&A and Part I, Item 1A. Risk Factors of our 2024 Form 10-K, some of which are out of our control. Until we generate sufficient operating cash flow to cover operating expenses, working capital requirements and planned capital expenditures, we expect to utilize a combination of equity and debt financing to fund any future capital needs. Currently, no decision has been made as to specific sources of additional funding and the Company may explore different funding opportunities including long-term debt finance lines with private and public banks, advances and pre-delivery down payments from customers, as well as convertible debt or equity issuances. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have experienced in the past, and may in the future experience, periods of upheaval that could impact the availability and cost of equity and debt financing.

Cash Flows (unaudited)

The following table summarizes cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
Net cash used by operating activities	$(24,878)	$(35,813)	$10,936
Net cash provided (used) by investing activities	$18,536	$(2,106)	$20,642
Net cash provided by financing activities	$9,277	$14,747	$(5,470)

Net Cash Used by Operating Activities

Net cash used by operating activities decreased $10.9 million for the three months ended March 31, 2025, primarily as a result of increased net losses due to advancement of the R&D programs and increased headcount, adjusted for the impact of change in non-cash activity related to changes in operating assets and liabilities of $30.2 million and fair value of derivative instruments of $3.0 million.

Net Cash Provided (Used) by Investing Activities

Net cash related to investing activities increased $20.6 million for the three months ended March 31, 2025, primarily related to increased redemptions of financial investments of $107.0 million, partially offset by an increase in financial investment purchases of $86.0 million and higher capital expenditures of $0.4 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased $5.5 million for the three months ended March 31, 2025, primarily related to lower debt borrowings.

Available Credit and Debt

As of March 31, 2025, there is approximately $122.7 million available to be drawn under the Company’s debt arrangements.

On January 23, 2023, the Company entered into a loan agreement with BNDES, pursuant to which BNDES granted two lines of credit to the Company, with an aggregate amount of R$490 million (approximately $94.1 million, using the exchange rate on March 31, 2025), to support the development of the eVTOL. For additional information about the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023. On December 21, 2023, the Company announced that Bradesco Bank had concluded that these lines of credit under the loan agreement aligned with the 2023 Green Loans Principles, which is a set of guidelines issued for structuring loan operations for sustainable purposes.

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $87.9 million as of March 31, 2025.

On October 29, 2024, the Company entered into a credit agreement with Citi, pursuant to which Citi lent $50 million and subject to an interest rate of 3.90% per year plus SOFR. The funds will support the production and sale of eVTOL aircraft.

On November 22, 2024, the Company entered into a loan agreement with BNDES for R$200 million (approximately $34.8 million), to support the second phase of the development of the Company’s eVTOL project.

For additional information, see Note 6 of the accompanying condensed consolidated financial statements.

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

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses during the reporting period. The estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K.

Credit Risk

Our cash, cash equivalents and financial investments held subject us to concentrations of credit risk. These financial instruments are held at major financial institutions located in the US and Brazil. At times, cash balances with any one financial institution may exceed US’s Federal Deposit Insurance Corporation insurance limits ($250,000 per depositor per institution). We believe the financial institutions that hold our cash, cash equivalents and financial investments are financially sound and, accordingly, minimize credit risk.

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

We also take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act, including, but not limited to, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

We will lose our emerging growth company status no later than December 31, 2025, and therefore, become subject to the SEC’s internal control over financial reporting auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act for the fiscal year ended December 31, 2025.

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

As of March 31, 2025, approximately $6.5 million, or 2%, of our consolidated cash and cash equivalents and financial investments were indexed to the variation of the CDI rate. A hypothetical 100 basis point change in the CDI rate would increase or decrease the annual interest income on these instruments by approximately $65 thousand, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

Our investment policy is focused on the preservation of capital and supporting the Company’s liquidity needs. The Company’s policy for managing the risk of fluctuations in interest rates on financial investments is to maintain a system to measure market risk, which consists of an aggregate analysis of a variety of risk factors that might affect the return of those investments.

The interest rates on the lines of credit made available by BNDES are fixed or fixed upon drawing the debt, which will reduce unexpected variability of interest expense.

The interest rate on the Citibank debt is calculated as 3.9% per year plus term SOFR 3M published by CME Group Benchmark Administration Limited, starting with Term SOFR on the day on which agreement was signed. Subsequently, the rate is updated for the Term SOFR published on the date determined by the Bank, that is no more than two business days prior to the beginning of the next quarter and will be fixed for the next three months until the next update. Variable-rate debt represented 35%, or $50.0 million, of our total long-term debt as of March 31, 2025. A hypothetical 100 basis point increase in interest rates would increase the annual interest expense on variable-rate debt by approximately $0.5 million.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains and losses are those denominated in Brazilian reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the Brazilian real to the value of the US Dollar may adversely affect us, mainly due to the fact that 3% of total assets and 10% of total liabilities are in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of March 31, 2025, the closing exchange rate was 5.7421 reais per US $1.00.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2025, a putative shareholder derivative action was filed in the Delaware Court of Chancery against EAH, our directors and certain of our officers, asserting breach of fiduciary duty claims related to the 2024 Private Placement of common stock and warrants that were issued to EAH in September 2024.  Eve Holding was also named as a nominal defendant in the case.  The action is captioned Taylor v. Embraer Aircraft Holding, Inc., et al., C.A. No. 2025-0233-NAC.  The complaint seeks, among other things, declaratory relief, damages, costs and attorneys’ fees and expenses.  Pursuant to the operative scheduling order, the defendants moved to dismiss the complaint on April 30, 2025, and the remainder of the briefing schedule is not yet set on the motion.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in our 2024 Form 10-K. Any of those factors, or additional risk factors not presently known to us or that we currently deem immaterial, could result in a material adverse effect on our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

EVE HOLDING, INC.
Date: May 12, 2025	By:	/s/ Johann Bordais
		Name:	Johann Bordais
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Eduardo Couto
		Name:	Eduardo Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

