Form 10-Q
period 2025-06-30
Eve Holding, Inc.
filed 2025-08-06
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 6, 2025, there were 300,848,904 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

EVE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$41,534	$56,366
Financial investments	201,204	247,012
Related party receivable	4	472
Other current assets	7,396	8,957
Total current assets	250,138	312,807
Non-current assets
Property, net	4,916	611
Right-of-use asset, net	769	1,096
Deferred income taxes, net	2,637	2,637
Other non-current assets	2,532	1,091
Total non-current assets	10,854	5,435
Total assets	$260,992	$318,242

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,209	$1,136
Related party payables	41,660	35,802
Current portion of long-term debt	543	-
Derivative financial instruments	13,139	6,983
Other current payables	32,625	15,422
Total current liabilities	90,176	59,343
Non-current liabilities
Long-term debt, net	154,010	132,011
Other non-current payables	3,371	2,966
Total non-current liabilities	157,381	134,977
Total liabilities	247,557	194,320
Commitments and contingencies (Note 15)
Equity
Common stock, $0.001 par value	298	298
Additional paid-in capital	609,442	606,460
Accumulated deficit	(596,304)	(482,835)
Total equity	13,435	123,922
Total liabilities and equity	$260,992	$318,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating expenses
Research and development expenses	$45,672	$36,317	$90,383	$63,772
Selling, general and administrative expenses	8,205	5,400	16,097	11,877
Total operating expenses	53,877	41,717	106,480	75,649
Operating loss	(53,877)	(41,717)	(106,480)	(75,649)
(Loss) gain from derivative liabilities	(9,471)	2,066	(6,156)	8,408
Financial investment income	3,541	1,996	7,454	4,332
Related party loan interest income	-	1,222	-	2,445
Interest expense	(2,388)	(613)	(4,622)	(1,025)
Other (loss) gain, net	(2,055)	1,053	(3,789)	823
Loss before income taxes	(64,251)	(35,993)	(113,593)	(60,666)
Income tax expense (benefit)	435	395	(123)	1,018
Net loss	$(64,685)	$(36,388)	$(113,470)	$(61,684)

Weighted-average shares outstanding - basic and diluted	303,727	276,355	303,686	276,309
Net loss per share – basic and diluted	$(0.21)	$(0.13)	$(0.37)	$(0.22)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(64,685)	$(36,388)	$(113,470)	$(61,684)
Total comprehensive loss	$(64,685)	$(36,388)	$(113,470)	$(61,684)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2023	269,359	$269	$509,448	$(344,667)	$165,051
Net loss	-	-	-	(25,296)	(25,296)
Share-based compensation and issuance for vested awards	7	0	1,126	-	1,126
Balance as of March 31, 2024	269,366	$269	$510,574	$(369,963)	$140,881
Net loss	-	-	-	(36,388)	(36,388)
Share-based compensation and issuance of stock	160	0	600	-	600
Balance as of June 30, 2024	269,526	$270	$511,174	$(406,351)	$105,093

Balance at December 31, 2024	297,644	$298	$606,460	$(482,835)	$123,922
Net loss	-	-	-	(48,784)	(48,784)
Share-based compensation	-	-	1,002	-	1,002
Balance as of March 31, 2025	297,644	$298	$607,462	$(531,619)	$76,141
Net loss	-	-	-	(64,685)	(64,685)
Share-based compensation and issuance for vested awards	242	0	1,980	-	1,980
Balance as of June 30, 2025	297,887	$298	$609,442	$(596,304)	$13,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net loss	$(113,470)	$(61,684)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	189	109
Non-cash lease expenses	337	87
Unrealized loss (gain) on exchange rate changes	2,216	(2,173)
Share-based compensation	3,139	1,726
Change in fair value of derivative financial instruments	6,156	(8,408)
Changes in operating assets and liabilities
Accrued interest on financial investments, net	(1,192)	(2,016)
Accrued interest on related party loan receivable, net	-	(2,445)
Other assets	(1,816)	(2,520)
Related party receivables	468	544
Accounts payable	976	(1,701)
Related party payables	5,757	6,234
Other payables	16,717	5,678
Net cash used by operating activities	(80,523)	(66,568)
Cash flows from investing activities
Redemptions of financial investments	155,000	47,000
Purchases of financial investments	(108,000)	(27,000)
Expenditures for property	(1,722)	(765)
Net cash provided by investing activities	45,278	19,235
Cash flows from financing activities
Proceeds from issuance of debt	20,813	29,484
Non-creditor debt issuance costs	(178)	(491)
Tax withholding on share-based compensation	(157)	-
Net cash provided by financing activities	20,479	28,993
Effect of exchange rate changes on cash and cash equivalents	(65)	(779)
Decrease in cash and cash equivalents	(14,832)	(19,119)
Cash and cash equivalents at beginning of period	56,366	46,882
Cash and cash equivalents at end of period	$41,534	$27,763
Supplemental disclosure of cash information
Cash paid for
Interest	$4,329	$720
Income tax	$1,015	$1,753
Supplemental disclosure of other non-cash investing and financing activities
Property expenditures in accounts payable and other payables	$591	$772
Right-of-use assets obtained in exchange for operating lease liabilities	$10	$616
Issuance of common stock for vested restricted stock units	$941	$878

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

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Bank Deposit Certificates (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less. Balances consisted of the following:

	June 30, 2025	December 31, 2024
Cash	$40,717	$11,763
CDBs	817	4,453
Fixed deposits	-	40,151
Total	$41,534	$56,366

Note 3 – Financial Investments

The financial investments are classified as held-to-maturity (“HTM”) because management has the intent and ability to hold the securities until maturity. These investments include time deposits with original maturities of one year or less, but greater than 90 days and are recorded at amortized cost in the condensed consolidated balance sheets.

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$201,204	$73	$(197)	$201,081

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$247,012	$398	$(127)	$247,283

No allowances for credit losses were recognized as of June 30, 2025 and December 31, 2024.

Note 4 – Related Party Transactions

Relationship with Embraer

Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), through one of its wholly owned subsidiaries Embraer Aircraft Holdings, Inc. (“EAH” and collectively “Embraer”), own approximately 83% of the outstanding common stock of the Company. The expenses from transactions with Embraer or any of its affiliates reflected in the condensed consolidated financial statements may not be indicative of expenses that would be incurred in arm’s length transactions.

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

Leases  The Company has entered into agreements with Embraer to lease corporate office space and other facilities, including a site expected to be used to develop the Company’s manufacturing facility for eVTOL production. As of June 30, 2025, the Company has two lease agreements with Embraer that have not yet commenced. One agreement is for a facility in Gavião Peixoto, São Paulo, Brazil. The lease is expected to commence later in 2025 or early 2026. The other lease agreement is for a property in Taubaté, São Paulo, Brazil. The lease for this property is expected to commence in 2026 and be used to develop the Company’s manufacturing facility for eVTOL production.

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

Related Party Expenses

The following table summarizes the related party expenses for the periods:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Research and development expenses	$30,675	$24,094	$60,407	$44,983
Selling, general and administrative expenses	1,212	838	2,211	1,588
Total	$31,887	$24,932	$62,618	$46,571

Note 5 – Other Balance Sheet Components

Property, net

Property, net consisted of the following:

	June 30, 2025	December 31, 2024
eVTOL mockups	$1,743	$516
Leasehold improvement	201	167
Construction in progress (“CIP”)	3,364	241
Computer hardware	41	15
Total property	$5,348	$939
Less: Accumulated depreciation	(432)	(328)
Total property, net	$4,916	$611

CIP includes costs incurred for tooling for eVTOL production that will be owned by the Company and internal-use software.

Other Current Payables

Other current payables are comprised of the following items:

	June 30, 2025	December 31, 2024
Accrued services	$25,300	$8,393
Accrued payroll	5,257	4,639
Accrued interest	1,044	810
Other payables	1,025	1,579
Total	$32,625	$15,422

Note 6 – Debt

The following table summarizes the Company’s outstanding debt:

Title	Interest Rate (a)	Maturity Dates	June 30, 2025	December 31, 2024
Term loans outstanding (b)	6.5%	2026-2035	$156,298	$133,615
Unamortized debt issuance costs			(1,745)	(1,604)
Total debt, net			154,553	132,011
Less: current portion of long-term debt			(543)	-
Long-term debt, net			$154,010	$132,011

(a)	Weighted-average interest rate as of June 30, 2025
(b)	Includes debt denominated in BRL and converted to USD as of the reporting date

The long-term debt principal as of June 30, 2025 matures as follows:

	2025	2026	2027	2028	2029	2030 and thereafter	Total
Debt maturities	$-	$1,358	$34,144	$37,532	$12,532	$70,734	$156,298

The Company has the following loan agreements as of June 30, 2025:

2023 BNDES Phase 1 Loan Agreement

In January 2023, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans with an aggregate borrowing availability of R$490 million (approximately $94.8 million), to support the first phase of the development of the Company’s eVTOL project. The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $14.7 million),was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $80.2 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from April 2027 through January 2035. As of June 30, 2025, these lines of credit have been fully drawn at a weighted-average interest rate of 5.5%.

2024 BNDES Industrialization Agreement

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $91.1 million as of June 30, 2025, denominated as follows: Sub-credit A in the amount of R$140 million (approximately $25.7 million), Sub-credit B in the amount of R$60 million (approximately $10.8 million), Sub-credit C in the amount of R$210 million (approximately $38.5 million) and Sub-credit D in the amount of R$90 million (approximately $16.2 million). The principal amount of the debt arising from the Sub-credit A will bear an interest rate of 2.20% per annum, and that arising from the Sub-credit C will bear an interest rate of 2.75% per annum above the Reference Rate (TR) 226, published in the Time Series Management System - SGS of the Central Bank of Brazil, under code no. 226, or any other that may replace it. The principal amount of the debt owed under Sub-credit B will bear interest at the rate of 1.10% per annum and under Sub-credit D will bear interest at the rate of 1.65% per annum plus the fixed rate published by the BNDES System. The financing is intended for the development of the manufacturing facility for the production of eVTOL aircraft in the city of Taubaté, São Paulo, Brazil. The financing will also be secured by the underlying machinery and equipment to be acquired with the funds for the manufacturing facility. The agreement is subject to a one-time commission fee of R$2.5 million (approximately $0.5 million). As of June 30, 2025, the Company has not drawn from these lines of credit.

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

2024 BNDES Phase 2 Loan Agreement

On November 22, 2024, the Company entered into a loan agreement with BNDES, pursuant to which BNDES agreed to grant the Company a loan of R$200 million (approximately $36.6 million) and subject to an interest rate of 7.53%. The loan is intended to support the second phase of the eVTOL project. As of June 30, 2025, the Company has drawn $11.5 million from this line of credit.

The BNDES loan agreements provide that the availability of such loans are subject to BNDES rules and regulations and or funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council.

As of June 30, 2025, there is approximately $116.2 million available to be drawn under the Company’s debt arrangements.

Compliance with Debt Covenants

Our loan facilities require compliance with customary affirmative, negative and operational covenants, customary events of default, prepayment and cure provisions, and regular reporting to lenders including providing certain subsidiary financial statements. Our term loan with Citi requires compliance with a debt service coverage ratio. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. No covenant violations or technical defaults existed at June 30, 2025.

Note 7 – Equity

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the ticker EVEX. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1,000,000,000 shares of common stock; and (ii) 100,000,000 shares of preferred stock. There were 297,886,723 and 297,644,298 shares of common stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through June 30, 2025, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation. Refer to Note 8 and Note 11 for additional information.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of June 30, 2025 and December 31, 2024, there was no preferred stock issued and outstanding.

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

As of June 30, 2025, there were 8,203,407 Public Warrants outstanding.

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

As of June 30, 2025, there were 21,022,536 Penny Warrants outstanding, of which 6,000,000 were vested and exercisable.

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

As of June 30, 2025, the Company had 12,000,000 Market Warrants outstanding with an exercise price of $15.00.

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

As of June 30, 2025, there were 14,250,000 Private Warrants outstanding.

Note 9 – Derivative Financial Instruments

The Company has derivative financial instrument liabilities of $13.1 million and $7.0 million, as of June 30, 2025 and December 31, 2024, respectively, related to the Private Warrants. The Company uses the share price of its Public Warrants as the input for the recurring fair value measurement of Private Warrants at the end of each reporting period within the “Derivative financial instruments” line item of the condensed consolidated balance sheets. The Public Warrants are used to remeasure the fair value as they have similar key terms. Refer to Note 8 and 10 for additional information.

During the six months ended June 30, 2025 and 2024, a loss of $6.2 million and gain of $8.4 million, respectively, were recognized within the “(Loss) gain from derivative liabilities” line in the condensed consolidated statements of operations. The change in fair value is included under operating activities within the condensed consolidated statements of cash flows.

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

The fair value of debt was estimated using a discounted cash flow model and other observable inputs, therefore, are Level 2. Refer to Note 9 for the methodology for determining the fair value of Private Warrants.

As of June 30, 2025 and December 31, 2024, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	June 30, 2025					December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Warrants	$13,139	$-	$13,139	$-	$6,983	$-	$6,983	$-
Debt	$156,298	$-	$163,522	$-	$132,011	$-	$132,488	$-

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

For the three and six months ended June 30, 2025 and 2024, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal in each respective period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(64,685)	$(36,388)	$(113,470)	$(61,684)
Weighted-average shares outstanding - basic and diluted	303,727	276,355	303,686	276,309
Net loss per share basic and diluted	$(0.21)	$(0.13)	$(0.37)	$(0.22)

Penny warrants included in Net loss per share calculation	6,000	6,900	6,000	6,900

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

	Six Months Ended June 30,
	2025	2024
Unvested restricted stock units	2,213	1,569
Penny warrants subject to unmet contingencies	15,023	13,523
Warrants “out-of-the-money”	34,453	42,750
Total	51,689	57,841

Certain Penny Warrants contain contingencies agreed upon with potential customers and suppliers that have not yet been achieved. Warrants that are out of the money include Public, Private, and Market Warrants where the exercise price exceeded the common stock price for the period. Refer to Note 8 for a summary of the terms for all warrants.

Note 12 – Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outsourced services	$42,750	$33,445	$84,956	$58,123
Payroll costs	2,720	2,617	5,059	5,224
Other expenses	203	255	368	426
Total	$45,672	$36,317	$90,383	$63,772

Note 13 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outsourced services	$3,998	$2,506	$6,877	$4,603
Payroll costs	3,847	1,787	8,186	5,060
Director and officers insurance	256	266	512	645
Other expenses	104	841	523	1,569
Total	$8,205	$5,400	$16,097	$11,877

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

For both the three months ended June 30, 2025 and 2024, the Company recognized income tax expense of $0.4 million due to operations in the Brazilian tax jurisdiction. For the six months ended June 30, 2025 and 2024, the Company recognized income tax benefit of $0.1 million and income tax expense of $1.0 million, respectively, due to operations in the Brazilian tax jurisdiction.

Note 15 – Commitments and Contingencies

As of June 30, 2025 and December 31, 2024, the Company did not have any accruals for loss contingencies associated with litigation. The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are either reasonably possible but not probable or probable but not reasonably estimable, are disclosed in the notes to these condensed consolidated financial statements.

On March 3, 2025, a putative shareholder derivative action was filed in the Delaware Court of Chancery against EAH, our directors and certain of our officers, asserting breach of fiduciary duty claims related to the 2024 Private Placement of common stock and warrants that were issued to EAH in September 2024. Eve Holding was also named as a nominal defendant in the case. The action is captioned Taylor v. Embraer Aircraft Holding, Inc., et al., C.A. No. 2025-0233-NAC. The complaint seeks, among other things, declaratory relief, damages, costs and attorneys’ fees and expenses.  Pursuant to the operative scheduling order, the defendants moved to dismiss the complaint on April 30, 2025.

On May 28, 2025, the plaintiff filed a motion to certify questions regarding the constitutionality of recent amendments to 8 Del. C. § 144, which related to certain arguments raised in the defendants’ respective motions to dismiss, to the Delaware Supreme Court. On June 20, 2025, the Court entered a joint stipulated order staying all proceedings pending the Delaware Supreme Court’s resolution of overlapping constitutional questions regarding the recent amendments 8 Del. C. § 144 raised in another unrelated action, Rutledge v. Clearway Energy Group LLC, et al., C.A. No. 2025-0499-LWW.  Briefing in the Rutledge appeal before the Delaware Supreme Court is scheduled to conclude in September 2025.

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

Economic Grant Agreement

On May 14, 2025, the Company entered into an Economic Grant Agreement (the “Grant Agreement”) with Financiadora de Estudos e Projetos (“Finep”), a Brazilian federal public company, with support of the Ministry of Science, Technology, and Innovation, and The National Fund for Scientific and Technological Development. Pursuant to the Grant Agreement, Finep has agreed to grant to the Company up to R$90.0 million (approximately $16.5 million) in economic subsidy funding in connection with the execution of a project intended to transform the sustainable and accessible air mobility ecosystem in Brazil with eVTOL technology (the “Project”). The number of installments, the timing of their release and respective values with respect to the funding are subject to certain terms and conditions under the Grant Agreement, including budgetary and financial availability, as well as the conditions determined by the Executive Board of Finep. In addition, the Company continues to participate in the costs of preparing and executing the Project with its own resources, in the minimum amount of R$100.8 million (approximately $18.3 million) as well as to contribute the necessary resources to cover any shortcomings or additions in its execution.

The Project resources provided under the Grant Agreement shall be used by the Company within 36 months from the date of signing of the Grant Agreement, after which the unused installments will be automatically canceled. The period of use of the resources may be extended, at the discretion and in accordance with the internal rules of Finep, upon prior request of the Company, respecting the term of validity of the Grant Agreement. The Grant Agreement can be terminated early by Finep in certain events provided for in the Grant Agreement. As of June 30, 2025, no funding was received under the Grant Agreement.

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

Service and Operations Solutions – Tech Care  The Company plans to offer a full suite of eVTOL service and support capabilities (referred to as “TechCare”), including material services, maintenance, technical support, training, ground handling and data services. Its services will be offered to UAM fleet operators on an agnostic basis, supporting both its own eVTOL and those produced by third parties.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Research and development expenses	2025	2024	2025	2024
eVTOL	$43,235	$33,439	$85,658	$58,082
Service and Operations Solutions	1,532	1,679	2,866	3,272
UATM	905	1,199	1,859	2,418
Total segment expenses	$45,672	$36,317	$90,383	$63,772
Total segment loss	(45,672)	(36,317)	(90,383)	(63,772)
Expenses (income) not allocated to segments, net (a)	18,579	(324)	23,210	(3,106)
Loss before income taxes	$(64,251)	$(35,993)	$(113,593)	$(60,666)

a) Includes SG&A expenses and other non-operating income and expenses not allocated to each segment

Note 17 – Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which, among other things, amends U.S. tax law and modifies the international tax framework.  The OBBBA has multiple effective dates. The Company is currently evaluating the potential impact of the OBBBA but does not expect it will have a material effect on our consolidated financial statements and disclosures.

In July 2025, warrant holders exercised 3,000,000 Penny Warrants for 2,962,181 shares of the Company’s common stock. The difference between the number of exercised warrants and issued common stock reflects a cashless exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The following discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K (the “2024 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024, and the related notes that are included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors set forth under “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 1A. Risk Factors of our 2024 Form 10-K and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the unaudited condensed consolidated financial statements.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our ability to raise financing in the future;
•	the impact of the regulatory environment and complexities with compliance related to such environment, including changes in applicable laws or regulations, including as a result of executive orders;
•	our ability to maintain an effective system of internal control over financial reporting;
•	our ability to grow market share in our existing markets or any new markets we may enter;
•	our ability to respond to general economic conditions;
•	the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
•	the impact of current, proposed or future tariffs;
•	our ability to manage our growth effectively;
•	our ability to achieve and maintain profitability in the future;
•	our ability to access sources of capital to finance operations and growth;
•	the success of our strategic relationships with third parties;
•	our ability to successfully develop, certify and commercialize our planned Urban Air Mobility solutions and the timing thereof;
•	competition from other manufacturers and operators of electric vertical take-off and landing vehicles and other methods of air or ground transportation;
•	various environmental requirements;
•	retention or recruitment of executive and senior management and other key employees;
•	reliance on services to be provided by Embraer and other third parties; and
•	other risks and uncertainties described in this Quarterly Report on Form 10-Q and in our 2024 Form 10-K, including those under “Risk Factors.”

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

Services Agreements

Eve has entered into Master Services Agreements with each ERJ and Atech (collectively, the “MSAs”). Eve has also entered into a Shared Services Agreement (“SSA”) with ERJ and EAH. Pursuant to the MSAs, ERJ and Atech, either directly or through their respective affiliates, will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG (Aircraft on Ground) support, MRO (Maintenance, Repair and Overhaul) planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and, at Eve’s option, future eVTOL manufacturing services. Eve expects to collaborate with ERJ and leverage their expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs, and establish operations. The services provided under the SSA include, among others, corporate and administrative services to Eve. In addition, Eve has entered into the Data Access Agreement with ERJ, pursuant to which, among other things, ERJ has agreed to provide Eve with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to these Services Agreements.

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

Results of Operations (unaudited, in thousands)

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$45,672	$36,317	$(9,355)	(26)%
Selling, general and administrative expenses	8,205	5,400	(2,805)	(52)%
Total operating expenses	53,877	41,717	(12,160)	(29)%
Operating loss	(53,877)	(41,717)	(12,160)	(29)%
(Loss) gain from derivative liabilities	(9,471)	2,066	(11,537)	n.m.
Financial investment income	3,541	1,996	1,545	77%
Related party loan interest income	-	1,222	(1,222)	n.m.
Interest expense	(2,388)	(613)	(1,775)	(289)%
Other (loss) gain, net	(2,055)	1,053	(3,108)	n.m.
Loss before income taxes	(64,251)	(35,993)	(28,257)	79%
Income tax expense	435	395	(40)	n.m.
Net loss	$(64,685)	$(36,388)	$(28,297)	78%

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$90,383	$63,772	$(26,610)	(42)%
Selling, general and administrative expenses	16,097	11,877	(4,220)	(36)%
Total operating expenses	106,480	75,649	(30,831)	(41)%
Operating loss	(106,480)	(75,649)	(30,831)	(41)%
(Loss) gain from derivative liabilities	(6,156)	8,408	(14,564)	n.m.
Financial investment income	7,454	4,332	3,122	72%
Related party loan interest income	-	2,445	(2,445)	n.m.
Interest expense	(4,622)	(1,025)	(3,597)	(351)%
Other (loss) gain, net	(3,789)	823	(4,613)	n.m.
Loss before income taxes	(113,593)	(60,666)	(52,927)	87%
Income tax (benefit) expense	(123)	1,018	1,141	n.m.
Net loss	$(113,470)	$(61,684)	$(51,785)	84%

n.m. = not meaningful

Research and development expenses

Research and development (“R&D”) activities represent a significant part of the Company’s expenses. Research and development efforts focus on the design and development of eVTOLs, the development of service and operations support for its vehicles and those manufactured by third parties, and the development of Vector, a UATM software platform. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits and share-based compensation) for employees focused on research and development activities, fees incurred under the Master Service Agreement (“MSA”), equipment and materials, and an allocation of overhead, including rent, information technology costs and utilities. Research and development expenses are expected to increase significantly as the Company increases staffing to support eVTOL aircraft engineering and software development, builds aircraft prototypes, progresses towards the launch of its first eVTOL aircraft, and continues to explore and develop next generation aircraft and technologies.

Research and development expenses increased by $9.4 million and $26.6 million for the three and six months ended June 30, 2025, respectively. The increase in research and development expenses was primarily driven by the MSA with Embraer who performs several developmental activities for Eve. These efforts continue to intensify with advancements in the development of our eVTOL, including the purchase of parts and components and the assembly of our first full-scale prototype. Moreover, R&D includes increased engineering engagement with Embraer, additional program development activities, and testing infrastructure.

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

Selling, general and administrative expenses increased $2.8 million and $4.2 million for the three and six months ended June 30, 2025, respectively. This is related to an increase in Eve’s direct workforce, as well as the recognition of Restricted Stock Units to employees and higher outsourced services in the quarter.  Lastly, Eve continues to incur pre-operating expenses for our first production site in Taubaté, Brazil.  The increase in SG&A was despite the 0.6% YoY average currency depreciation of the Real compared to the US Dollar. These increases offset savings on director and officers insurance expenses.

(Loss) gain from derivative liabilities

Derivative liabilities relate to the Private Warrants, which are valued using the trading price of the Company’s Public Warrants. The fair value of derivative liabilities decreased $11.5 million for the three months ended June 30, 2025, due to a $0.66 increase in the Public Warrant trading price, compared to the trading price decrease of $0.15 for the three months ended June 30, 2024.

The fair value of derivative liabilities decreased $14.6 million for the six months ended June 30, 2025, due to a $0.43 increase in the Public Warrant trading price, compared to the trading price decrease of $0.59 for the six months ended June 30, 2024.

Financial investment income

The Company invests cash in highly rated, short-term fixed-income instruments, primarily in US Dollars, with reputable financial institutions. Financial investment income increased $1.5 million for the three months ended June 30, 2025, primarily related to an increase in the average investment balance of $110.7 million.

Financial investment income increased $3.1 million in the six months ended June 30, 2025, primarily related to an increase in the average investment balance of $121.9 million as compared to the six months ended June 30, 2024.

Related party loan interest income

Related party loan interest income decreased $1.2 million and $2.4 million for the three and six months ended June 30, 2025, respectively, due to the note maturing in August 2024.

Interest expense

Interest expense increased $1.8 million and $3.6 million for the three and six months ended June 30, 2025, respectively, primarily related to the larger outstanding debt balance as compared to the prior periods.

Other (loss) gain, net

Other loss, net increased $3.1 million and $4.6 million for the three and six months ended June 30, 2025, respectively, primarily related to an increase in foreign currency losses.

Income tax (benefit) expense

Income tax expense remained flat for the three months ended June 30, 2025. For the six months ended June 30, 2025, income tax expense decreased $1.1 million. The change in income tax expense for both periods was primarily due to operations of Eve Brazil in the Brazilian tax jurisdiction on a standalone basis. Intercompany transactions with Eve Brazil are eliminated upon consolidation.

Liquidity and Capital Resources

The Company has incurred net losses since its inception and to date has not generated any revenue. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of June 30, 2025, the Company has cash and cash equivalents of $41.5 million, financial investments of $201.2 million and available debt to be drawn of $116.2 million, which totals approximately $358.9 million of liquidity ($375.5 million with Finep). Total liquidity is expected to be sufficient to fund our operating plan for at least the next twelve months.

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

Cash Flows (unaudited)

The following table summarizes cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024	Change
Net cash used by operating activities	$(80,523)	$(66,568)	$(13,955)
Net cash provided by investing activities	$45,278	$19,235	$26,043
Net cash provided by financing activities	$20,479	$28,993	$(8,514)

Net Cash Used by Operating Activities

Net cash used by operating activities increased $14.0 million for the six months ended June 30, 2025, primarily as a result of increased net losses due to advancement of the R&D programs and increased headcount, adjusted for the impact of change in non-cash activity related to changes in operating assets and liabilities of $19.0 million and fair value of derivative instruments of $14.6 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities increased $26.0 million for the six months ended June 30, 2025, primarily related to increased redemptions of financial investments of $108.0 million, partially offset by an increase in financial investment purchases of $81.0 million and higher capital expenditures of $1.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased $8.5 million for the six months ended June 30, 2025, primarily related to lower debt borrowings.

Available Credit and Debt

As of June 30, 2025, there is approximately $116.2 million ($132.7 million with Finep) available to be drawn under the Company’s debt arrangements.

On January 23, 2023, the Company entered into a loan agreement with BNDES, pursuant to which BNDES granted two lines of credit to the Company, with an aggregate amount of R$490.0 million (approximately $94.8 million, using the exchange rate on June 30, 2025), to support the development of the eVTOL. For additional information about the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023. On December 21, 2023, the Company announced that Bradesco Bank had concluded that these lines of credit under the loan agreement aligned with the 2023 Green Loans Principles, which is a set of guidelines issued for structuring loan operations for sustainable purposes.

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling R$500.0 million (approximately $91.1 million) as of June 30, 2025.

On October 29, 2024, the Company entered into a credit agreement with Citi, pursuant to which Citi lent $50 million and subject to an interest rate of 3.90% per year plus SOFR. The funds will support the production and sale of eVTOL aircraft.

On November 22, 2024, the Company entered into a loan agreement with BNDES for R$200 million (approximately $36.6 million), to support the second phase of the development of the Company’s eVTOL project.

On June 3, 2025, the Company announced that it had been selected in a public call by Finep – Brazil’s Funding Authority for Studies and Projects, to receive a grant of up to $16.5 million. The total project investment amount is up to $35.0 million, combining the Finep grant with Eve’s required company contribution. This is the first grant (non-repayable funding) awarded to Eve, which we believe reinforces the Company’s leadership in developing innovative solutions for sustainable urban air mobility.

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

As of June 30, 2025, approximately $0.8 million, or 0.3%, of our consolidated cash and cash equivalents and financial investments were indexed to the variation of the CDI rate. A hypothetical 100 basis point change in the CDI rate would increase or decrease the annual interest income on these instruments by approximately $8 thousand, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

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

The interest rate on the Citibank debt is calculated as 3.9% per year plus term SOFR 3M published by CME Group Benchmark Administration Limited, starting with Term SOFR on the day on which agreement was signed. Subsequently, the rate is updated for the Term SOFR published on the date determined by the Bank, that is no more than two business days prior to the beginning of the next quarter and will be fixed for the next three months until the next update. Variable-rate debt represented 32%, or $50.0 million, of our total long-term debt as of June 30, 2025. A hypothetical 100 basis point increase in interest rates would increase the annual interest expense on variable-rate debt by approximately $0.5 million.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains and losses are those denominated in Brazilian reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the Brazilian real to the value of the US Dollar may adversely affect us. As of June 30, 2025, less than 1% of total assets and 14% of total liabilities are denominated in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of June 30, 2025, the closing exchange rate was 5.4570 reais per US $1.00.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2025, a putative shareholder derivative action was filed in the Delaware Court of Chancery against EAH, our directors and certain of our officers, asserting breach of fiduciary duty claims related to the 2024 Private Placement of common stock and warrants that were issued to EAH in September 2024. Eve Holding was also named as a nominal defendant in the case. The action is captioned Taylor v. Embraer Aircraft Holding, Inc., et al., C.A. No. 2025-0233-NAC. The complaint seeks, among other things, declaratory relief, damages, costs and attorneys’ fees and expenses. Pursuant to the operative scheduling order, the defendants moved to dismiss the complaint on April 30, 2025.

On May 28, 2025, the plaintiff filed a motion to certify questions regarding the constitutionality of recent amendments to 8 Del. C. § 144, which related to certain arguments raised in the defendants’ respective motions to dismiss, to the Delaware Supreme Court. On June 20, 2025, the Court entered a joint stipulated order staying all proceedings pending the Delaware Supreme Court’s resolution of overlapping constitutional questions regarding the recent amendments 8 Del. C. § 144 raised in another unrelated action, Rutledge v. Clearway Energy Group LLC, et al., C.A. No. 2025-0499-LWW.  Briefing in the Rutledge appeal before the Delaware Supreme Court is scheduled to conclude in September 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
10.1	Economic Grant Agreement, dated as of May 14, 2025, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda. and FINANCIADORA DE ESTUDOS E PROJETOS - Finep. (English Translation).	8-K	001-39704	10.1	May 20, 2025
10.2	Fifth Amendment, dated February 4, 2025, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.					X
10.3*	Second Amendment, dated as of April 23, 2025, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

* Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVE HOLDING, INC.
Date: August 6, 2025	By:	/s/ Johann Bordais
		Name:	Johann Bordais
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Eduardo Couto
		Name:	Eduardo Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)