Form 10-Q
period 2025-09-30
Eve Holding, Inc.
filed 2025-11-04
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 4, 2025, there were 348,304,584 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

EVE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$65,845	$56,366
Restricted cash	1,582	-
Financial investments	344,229	247,012
Related party receivable	8	472
Other current assets	13,081	8,957
Total current assets	424,744	312,807
Non-current assets
Property, net	8,580	611
Right-of-use asset, net	356	1,096
Deferred income taxes, net	2,637	2,637
Other non-current assets	3,359	1,091
Total non-current assets	14,932	5,435
Total assets	$439,676	$318,242

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$2,303	$1,136
Related party payable	41,607	35,802
Current portion of long-term debt	794	-
Derivative financial instruments	6,698	6,983
Other current liabilities	30,078	15,422
Total current liabilities	81,480	59,343
Non-current liabilities
Non-current related party payable	4,367	-
Long-term debt, net	167,291	132,011
Other non-current liabilities	2,479	2,966
Total non-current liabilities	174,137	134,977
Total liabilities	255,617	194,320
Commitments and contingencies (Note 15)
Equity
Common stock, $0.001 par value	348	298
Additional paid-in capital	826,881	606,460
Accumulated deficit	(643,171)	(482,835)
Total equity	184,059	123,922
Total liabilities and equity	$439,676	$318,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating expenses
Research and development expenses	$44,873	$32,419	$135,256	$96,191
Selling, general and administrative expenses	7,025	8,411	23,122	20,287
Total operating expenses	51,898	40,830	158,378	116,479
Operating loss	(51,898)	(40,830)	(158,378)	(116,479)
Gain from derivative liabilities	6,441	3,990	285	12,398
Financial investment income	4,144	3,629	11,598	7,961
Related party loan interest income	-	430	-	2,875
Interest expense	(2,671)	(835)	(7,293)	(1,861)
Other loss, net	(1,657)	(1,744)	(5,446)	(921)
Loss before income taxes	(45,641)	(35,361)	(159,234)	(96,027)
Income tax expense	1,225	427	1,102	1,445
Net loss	$(46,866)	$(35,787)	$(160,336)	$(97,472)

Weighted-average shares outstanding – basic and diluted	326,215	297,833	311,196	283,484
Net loss per share – basic and diluted	$(0.14)	$(0.12)	$(0.52)	$(0.34)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(46,866)	$(35,787)	$(160,336)	$(97,472)
Total comprehensive loss	$(46,866)	$(35,787)	$(160,336)	$(97,472)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands) (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2023	269,359	$269	$509,448	$(344,667)	$165,051
Net loss	-	-	-	(25,296)	(25,296)
Share-based compensation and issuance for vested awards	7	0	1,126	-	1,126
Balance as of March 31, 2024	269,366	269	510,574	(369,963)	140,881
Net loss	-	-	-	(36,388)	(36,388)
Share-based compensation and issuance for vested awards	160	0	600	-	600
Balance as of June 30, 2024	269,526	270	511,174	(406,351)	105,093
Net loss	-	-	-	(35,787)	(35,787)
Issuance of common stock, net	23,900	24	85,163	-	85,187
Warrants exchanged for common stock	3,319	3	8,116	-	8,120
Warrants exercised for common stock	900	1	8	-	9
Share-based compensation	-	-	1,044	-	1,044
Balance at September 30, 2024	297,644	$298	$605,505	$(442,138)	$163,665

Balance at December 31, 2024	297,644	$298	$606,460	$(482,835)	$123,922
Net loss	-	-	-	(48,784)	(48,784)
Share-based compensation	-	-	1,002	-	1,002
Balance as of March 31, 2025	297,644	298	607,462	(531,619)	76,141
Net loss	-	-	-	(64,685)	(64,685)
Share-based compensation and issuance for vested awards	242	0	1,980	-	1,980
Balance as of June 30, 2025	297,887	298	609,442	(596,304)	13,435
Net loss	-	-	-	(46,866)	(46,866)
Issuance of common stock, net	47,423	47	217,353	-	217,401
Warrants exercised for common stock	2,995	3	-	-	3
Share-based compensation	-	-	86	-	86
Balance as of September 30, 2025	348,305	$348	$826,881	$(643,171)	$184,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net loss	$(160,336)	$(97,472)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	542	176
Non-cash lease expenses	469	366
Unrealized loss (gain) on exchange rate changes	3,279	(1,220)
Share-based compensation	3,225	2,770
Change in fair value of derivative financial instruments	(285)	(12,398)
Changes in operating assets and liabilities
Accrued interest on financial investments, net	(1,216)	(5,040)
Accrued interest on related party loan receivable, net	-	2,042
Other assets	(2,997)	(1,499)
Related party receivables	409	163
Accounts payable	(1,421)	(569)
Related party payables	10,138	11,515
Other payables	13,696	3,874
Net cash used by operating activities	(134,498)	(97,290)
Cash flows from investing activities
Redemptions of financial investments	221,000	60,000
Purchases of financial investments	(317,000)	(199,000)
Collection of related party loan	-	81,000
Expenditures for property	(8,454)	(4,001)
Net cash used by investing activities	(104,454)	(62,001)
Cash flows from financing activities
Proceeds from issuance of common stock, net of fees to investors of $3,664	226,336	94,288
Non-investor equity issuance costs	(8,932)	(981)
Proceeds from issuance of debt	33,272	45,246
Non-creditor debt issuance costs	(178)	(787)
Tax withholding on share-based compensation	(157)	-
Proceeds from exercised warrants	-	9
Net cash provided by financing activities	250,342	137,774
Effect of exchange rate changes on cash and cash equivalents	(329)	(792)
Increase (decrease) in cash, cash equivalents and restricted cash	11,060	(22,310)
Cash, cash equivalents and restricted cash at beginning of period	56,366	46,882
Cash, cash equivalents and restricted cash at end of period	$67,426	$24,572
Supplemental disclosure of cash information
Cash paid for interest	$6,697	$1,317
Cash paid for income tax	$1,015	$2,762
Supplemental disclosure of other non-cash investing and financing activities
Property expenditures in accounts payable and other payables	$2,863	$41
Right-of-use assets obtained in exchange for operating lease liabilities	$35	$1,118
Issuance of common stock for vested restricted stock units	$941	$878

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance requires companies to start capitalizing eligible software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and may be applied using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of adopting this new accounting guidance on the related disclosures to the consolidated financial statements.

Recent Legislation

The One Big Beautiful Bill Act ("the ACT") was enacted into law on July 4, 2024. The ACT provides for modifications to U.S. tax law including changes to interest deductibility, Research and development expenses, bonus depreciation, and various international provisions. The ACT did not have a material impact on the Company's deferred tax balances or related financial statement disclosures for the three and nine months ended September 30, 2025. Management will continue to evaluate the potential implications as further analysis is performed at year end.

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Bank Deposit Certificates (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less. Balances consisted of the following:

	September 30, 2025	December 31, 2024
Cash	$26,632	$11,763
CDBs	4,159	4,453
Fixed deposits	35,054	40,151
Total	$65,845	$56,366

Note 3 – Financial Investments

The financial investments are classified as held-to-maturity (“HTM”) because management has the intent and ability to hold the securities until maturity. These investments include time deposits with original maturities of one year or less, but greater than 90 days and are recorded at amortized cost in the condensed consolidated balance sheets.

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$344,229	$866	$(364)	$344,731

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$247,012	$398	$(127)	$247,283

No allowances for credit losses were recognized as of September 30, 2025 and December 31, 2024.

Note 4 – Related Party Transactions

Relationship with Embraer

Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), through one of its wholly owned subsidiaries Embraer Aircraft Holdings, Inc. (“EAH” and collectively “Embraer”), owns approximately 72% of the outstanding common stock of the Company as of September 30, 2025. The expenses from transactions with Embraer or any of its affiliates reflected in the condensed consolidated financial statements may not be indicative of expenses that would be incurred in arm’s length transactions.

In August and September 2025, the Company closed a registered direct offering (the “Registered Direct Offering”), which included investment from, among others, Embraer, pursuant to which the Company received aggregate gross proceeds of $230.0 million. In the Registered Direct Offering, Embraer purchased approximately 4.1 million shares of common stock for $20.0 million.

In July and September 2024, the Company closed a private placement (the “2024 Private Placement”), which included investment from, among others, Embraer, pursuant to which the Company received aggregate gross proceeds of $95.6 million. In the 2024 Private Placement, Embraer purchased 7.5 million shares of common stock for $30.0 million.

Refer to Note 7 and Note 8 for more information regarding the Registered Direct Offering and 2024 Private Placement.

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

Training Services Agreement  In October 2024, the Company and Embraer CAE Training Services, LLC (“ECTS”) entered into a Training Services Agreement, pursuant to which the Company has appointed ECTS as its worldwide training services provider related to aircraft which are or will be designed and manufactured by the Company (“Aircraft”), during the term of the Training Services Agreement. Under the Training Services Agreement, ECTS has agreed to provide certain training services related to the piloting, maintenance and ground handling of the Aircraft to the Company or its customers, and the Company has agreed to purchase certain entitlement training in accordance with the training selected by its customer from ECTS, for the pricing set forth in the Training Services Agreement. The term of the Training Services Agreement ends on the last date ECTS provides training services for the Aircraft.

Master Services Agreement #2  On September 23, 2025, the Company entered into a new Master Services Agreement (the “MSA#2”) with Embraer, dated as of September 2, 2025 and retrospectively effective as of January 1, 2025, for the provision of support services to develop an industrialization project, including processes and procedures for the production of  eVTOLs and plant operation of the Company’s facility in the city of Taubaté, State of São Paulo, Brazil (the “ETT Manufacturing Site”).

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

Related Party Receivables and Payables  Certain employees have transferred from Embraer to the Company. On the transfer date of each employee, all payroll related accruals for the employee are transferred to the Company. Embraer is responsible for payroll related costs prior to the transfer date. The Company recognizes a receivable from Embraer for payroll costs incurred prior to the transfer date in the “Related party receivables” line of the condensed consolidated balance sheets. Fees and expenses in connection with the MSA, SSA, and other costs are payable within 45 days after receipt of the invoice and are recognized in “Related party payables” within the condensed consolidated balance sheets. A Related Party Payable may also be recognized under the Flight Control Computer (“FCC”) supply agreement through which Embraer is developing this device. Amounts payable under this supply agreement might be due over 12 months.

Royalty-Free Licenses  Under the MSA and SSA, the Company has a royalty-free license to access Embraer’s intellectual property to be used within the UAM market.

Leases  The Company has entered into agreements with Embraer to lease corporate office space and other facilities, including a site expected to be used to develop the Company’s manufacturing facility for eVTOL production. The Company has entered into two lease agreements with Embraer that have not yet commenced and therefore no right-of-use asset or lease liability have been recognized as of September 30, 2025. One agreement is for a facility in Gavião Peixoto, São Paulo, Brazil, and is expected to commence later in 2026 or early in 2027. The other lease agreement is for ETT Manufacturing Site. The lease for this property is expected to commence in 2027.

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

Tax Sharing Agreement and Tax Receivable Agreement Please refer to Note 14 for details of these two agreements.

Related Party Expenses

The following table summarizes the related party expenses for the periods:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Research and development expenses	$34,090	$26,322	$94,497	$71,305
Selling, general and administrative expenses	1,385	1,297	3,596	2,886
Total	$35,476	$27,619	$98,094	$74,191

Note 5 – Other Balance Sheet Components

Property, net

Property, net consisted of the following:

	September 30, 2025	December 31, 2024
eVTOL mockups	$2,115	$516
Leasehold improvement	223	167
Construction in progress (“CIP”)	6,759	241
Computer hardware	51	15
Total property	$9,148	$939
Less: Accumulated depreciation	(568)	(328)
Total property, net	$8,580	$611

CIP includes costs incurred for tooling for eVTOL production that will be owned by the Company and internal-use software. Depreciation expense is immaterial for the periods presented.

Other Current Liabilities

Other current payables are comprised of the following items:

	September 30, 2025	December 31, 2024
Accrued services	$20,250	$8,393
Accrued payroll	6,652	4,639
Advances from customers	1,685	-
Accrued interest	1,052	810
Other payables	439	1,579
Total	$30,078	$15,422

Note 6 – Debt

The following table summarizes the Company’s outstanding debt:

Title	Interest Rate (a)	Maturity Dates	September 30, 2025	December 31, 2024
Term loans outstanding (b)	6.6%	2026-2035	$169,784	$133,615
Unamortized debt issuance costs			(1,699)	(1,604)
Total debt, net			168,085	132,011
Less: current portion of long-term debt			(794)	-
Long-term debt, net			$167,291	$132,011

(a)	Weighted-average interest rate as of September 30, 2025
(b)	Includes debt denominated in BRL and converted to USD as of the reporting date

The long-term debt principal as of September 30, 2025 matures as follows:

	2025	2026	2027	2028	2029	2030 and thereafter	Total
Debt maturities	$-	$1,393	$34,186	$38,582	$13,582	$82,041	$169,784

The Company has the following loan agreements as of September 30, 2025:

2023 BNDES Phase 1 Loan Agreement

In January 2023, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans with an aggregate borrowing availability of R$490 million (approximately $95.2 million), to support the first phase of the development of the Company’s eVTOL project. The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $15.0 million),was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $80.2 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from April 2027 through January 2035. As of September 30, 2025, these lines of credit have been fully drawn at a weighted-average interest rate of 5.5%.

2024 BNDES Industrialization Agreement

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $92.7 million as of September 30, 2025, denominated as follows: Sub-credit A in the amount of R$140 million (approximately $26.3 million), Sub-credit B in the amount of R$60 million (approximately $10.8 million), Sub-credit C in the amount of R$210 million (approximately $39.5 million) and Sub-credit D in the amount of R$90 million (approximately $16.2 million). The principal amount of the debt arising from the Sub-credit A will bear an interest rate of 2.20% per annum, and that arising from the Sub-credit C will bear an interest rate of 2.75% per annum above the Reference Rate (TR) 226, published in the Time Series Management System - SGS of the Central Bank of Brazil, under code no. 226, or any other that may replace it. The principal amount of the debt owed under Sub-credit B will bear interest at the rate of 1.10% per annum and under Sub-credit D will bear interest at the rate of 1.65% per annum plus the fixed rate published by the BNDES System. The financing is intended for the development of the manufacturing facility for the production of eVTOL aircraft in the city of Taubaté, São Paulo, Brazil. The financing will also be secured by the underlying machinery and equipment to be acquired with the funds for the manufacturing facility. The agreement is subject to a one-time commission fee of R$2.5 million (approximately $0.5 million). As of September 30, 2025, the Company has not drawn from these lines of credit.

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

2024 BNDES Phase 2 Loan Agreement

On November 22, 2024, the Company entered into a loan agreement with BNDES, pursuant to which BNDES agreed to grant the Company a loan of R$200 million (approximately $37.6 million) and subject to an interest rate of 7.53%. The loan is intended to support the second phase of the eVTOL project. As of September 30, 2025, the Company has drawn $24.6 million from this line of credit.

The BNDES loan agreements provide that the availability of such loans are subject to BNDES rules and regulations and or funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council.

As of September 30, 2025, there is approximately $105.8 million available to be drawn under the Company’s debt arrangements.

Compliance with Debt Covenants

Our loan facilities require compliance with customary affirmative, negative and operational covenants, customary events of default, prepayment and cure provisions, and regular reporting to lenders including providing certain subsidiary financial statements. Our term loan with Citi requires compliance with a debt service coverage ratio. Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. No covenant violations or technical defaults existed at September 30, 2025.

Note 7 – Equity

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the ticker EVEX. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1.0 billion shares of common stock; and (ii) 100.0 million shares of preferred stock. There were 348.3 million and 297.6 million shares of common stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through September 30, 2025, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation. Refer to Note 8 and Note 11 for additional information.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of September 30, 2025 and December 31, 2024, there was no preferred stock issued and outstanding.

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

2025 Registered Direct Offering

On August 13, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors, including BNDES Participações S.A. – BNDESPAR (a subsidiary of BNDES and collectively included in the term “BNDES”), Embraer and other institutional investors, for the issuance and sale of an aggregate of approximately 47.4 million newly issued shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), at a purchase price of $4.85 per share. The subscription by BNDES included Brazilian Depositary Receipts (“BDRs”), each of which represents one share of Common Stock, at a purchase price of R$26.21 per BDR, which reflects an equivalent value of the price per share based on the PTAX rate on August 12, 2025, in a registered direct offering effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-287863) filed under the Securities Act of 1933, as amended. The Subscription Agreements contain customary representations and warranties and covenants that the parties made to each other in the context of the Registered Direct Offering. The Company received aggregate gross proceeds of $230.0 million in the transaction. Issuance costs of approximately $12.6 million were charged against the gross proceeds as part of the transaction. The proceeds were recorded to the “Additional paid-in capital” line item of the condensed consolidated balance sheets, with exception of the par value of common stock issued as part of the transaction.

As part of the subscription by BNDES, the Company is required to use the gross proceeds of $75.0 million from BNDES to pay for services performed in Brazil. Refer to Note 15 for more information regarding the use of proceeds from BNDES. The Company expects to use the remaining proceeds for general corporate purposes, including the financing of its operations and repayment of outstanding indebtedness.

2024 Private Placement

On June 28, 2024 and July 12, 2024, the Company entered into subscription agreements, warrant agreements, and warrant exchange agreements with certain investors relating to a private placement for (i) the issuance and sale of 23.9 million newly issued shares of common stock of the Company, par value $0.001 per share, for cash at a purchase price of $4.00 per share, (ii) the issuance of approximately 3.3 million shares of common stock of the Company in exchange for the surrender and cancellation of certain warrants to acquire an aggregate of approximately 8.3 million shares of common stock of the Company, and (iii) the issuance of certain Penny Warrants to acquire an aggregate of 2.5 million shares of common stock of the Company (of which, 1.5 million were issued to Embraer). The common stock issued has the same rights as the existing common stock issued and outstanding. Refer to Note 8 for more information regarding the warrants related to the 2024 Private Placement. The transactions contemplated by the 2024 Private Placement closed on July 2, 2024, July 5, 2024, July 18, 2024, and September 4, 2024. The Company received aggregate gross proceeds of $95.6 million. A portion of the gross proceeds was allocated to the warrants exchanged for common stock with the residual value being attributable to the newly issued shares of common stock. Issuance costs of approximately $2.3 million were charged against the gross proceeds as part of the transaction. The proceeds were recorded to the “Additional paid-in capital” line item of the condensed consolidated balance sheets, with exception of the par value of common stock issued as part of the transaction. The Company intends to use the net proceeds for working capital and general corporate purposes.

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

In connection with the 2024 Private Placement, certain investors agreed to cancel approximately 3.3 million Public Warrants in exchange for approximately 1.3 million shares of common stock of the Company.

As of September 30, 2025, there were approximately 8.2 million Public Warrants outstanding.

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

In connection with the 2024 Private Placement, an additional 2.5 million Penny Warrants were issued contingent upon the first type certification for the eVTOL in compliance with certain airworthiness authorities.

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

In July 2025, warrant holders exercised 3.0 million Penny Warrants for slightly less than 3.0 million shares of the Company’s common stock. The difference between the number of exercised warrants and issued common stock reflects a cashless exercise.

As of September 30, 2025, there were approximately 18.0 million Penny Warrants outstanding, of which 3.0 million were vested and exercisable.

Market Warrants

Market Warrants were issued and vested immediately at Closing and have no contingencies. These warrants were determined to be within the scope of ASC 718, Compensation-Stock Compensation, for classification and measurement and were expensed when vested. The warrants were determined to be equity-classified.

In connection with the 2024 Private Placement, an investor agreed to cancel 5.0 million Market Warrants with an exercise price of $11.50 in exchange for 2.0 million shares of common stock of the Company.

As of September 30, 2025, the Company had 12.0 million Market Warrants outstanding with an exercise price of $15.00.

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

As of September 30, 2025, there were approximately 14.3 million Private Warrants outstanding.

Note 9 – Derivative Financial Instruments

The Company has derivative financial instrument liabilities of $6.7 million and $7.0 million, as of September 30, 2025 and December 31, 2024, respectively, related to the Private Warrants. The Company uses the share price of its Public Warrants as the input for the recurring fair value measurement of Private Warrants at the end of each reporting period within the “Derivative financial instruments” line item of the condensed consolidated balance sheets. The Public Warrants are used to remeasure the fair value as they have similar key terms. Refer to Note 8 and 10 for additional information.

During the nine months ended September 30, 2025 and 2024, gains of $0.3 million and $12.4 million, respectively, were recognized within the “Gain from derivative liabilities” line in the condensed consolidated statements of operations. The change in fair value is included under operating activities within the condensed consolidated statements of cash flows.

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

As of September 30, 2025 and December 31, 2024, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	September 30, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Warrants	$6,698	$-	$6,698	$-	$6,983	$-	$6,983	$-
Debt	$167,291	$-	$174,955	$-	$132,011	$-	$132,488	$-

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

For the three and nine months ended September 30, 2025 and 2024, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal in each respective period.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(46,866)	$(35,787)	$(160,336)	$(97,472)
Weighted-average shares outstanding – basic and diluted	326,215	297,833	311,196	283,484
Net loss per share – basic and diluted	$(0.14)	$(0.12)	$(0.52)	$(0.34)

Penny warrants included in Net loss per share calculation	3,000	6,000	3,000	6,000

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

	September 30, 2025	September 30, 2024
Unvested restricted stock units	3,305	1,529
Penny warrants subject to unmet contingencies	15,023	16,023
Warrants “out-of-the-money”	34,453	34,453
Total	52,781	52,005

Certain Penny Warrants contain contingencies agreed upon with potential customers and suppliers that have not yet been achieved. Warrants that are out of the money include Public, Private, and Market Warrants where the exercise price exceeded the common stock price for the period. Refer to Note 8 for a summary of the terms for all warrants.

Note 12 – Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Outsourced services	$42,767	$29,739	$127,723	$87,862
Payroll costs	2,319	2,472	7,378	7,695
Other expenses	(213)	208	155	634
Total	$44,873	$32,419	$135,256	$96,191

Note 13 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Outsourced services	$3,222	$4,806	$10,098	$9,744
Payroll costs	2,774	2,951	10,960	8,651
Director and officers insurance	256	272	768	917
Other expenses	774	382	1,296	975
Total	$7,025	$8,411	$23,122	$20,287

Note 14 – Income Taxes

The Company was previously consolidated under the income tax return of the EAH consolidated tax group. For financial reporting purposes of the Company, income tax was calculated using a separate return methodology. Under this method, the Company prepared the financial statements as if it would file separate returns with tax authorities. As a result, the Company’s deferred tax balances and effective tax rate as a stand-alone entity would likely differ significantly from those calculated in the actual consolidated return with Embraer.

Following the 2025 Registered Direct Offering, Embraer owns less than 80% of the Company’s outstanding common stock, which under the U.S. tax code, resulted in a tax deconsolidation from EAH. The Company will now begin to file separate tax returns. The tax deconsolidation also terminated the Tax Sharing Agreement (“TSA”) between EAH and the Company and effectuates the Tax Receivable Agreement (“TRA”) between the two parties (collectively, “the Tax Agreements”), which was entered into on May 9, 2022.

Per the terms of the Tax Agreements, for periods in which the Company’s inclusion in the EAH consolidated tax group decreases the tax liability of EAH, tax benefits generated by the Company that are realized by EAH will be recorded in an off-book register and will apply to offset future payments due from the Company to EAH under the TSA. If any tax benefits that have accumulated during the period in which the Company was a member of the EAH consolidated tax group have not been applied to offset payments under the TSA at the time the Company ceases to be a member of the consolidated tax group, such uncompensated tax benefits can be used to offset amounts payable by the Company to EAH under the TRA.

Pursuant to the TRA, the Company will in certain circumstances be required to pay 75% of the net income tax savings realized to EAH as a result of increases in tax basis in the assets or certain of its subsidiaries resulting from the Pre-Closing Restructuring and tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

Under the separate return methodology, tax loss carryforwards and valuation allowances were reflected in the condensed consolidated financial statements. Upon tax deconsolidation, the tax loss carryforwards and valuation allowance conclusions continue to be appropriate. Finally, under applicable law, the Company will not be permitted to join the filing of a U.S. consolidated federal income tax return with other Embraer subsidiaries for the five-year waiting period.

For the three months ended September 30, 2025 and 2024, the Company recognized income tax expense of $1.2 million and $0.4 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized income tax expense of $1.1 million and of $1.4 million, respectively. Income tax expense relate to operations in the Brazilian tax jurisdiction.

Note 15 – Commitments and Contingencies

As of September 30, 2025 and December 31, 2024, the Company did not have any accruals for loss contingencies associated with litigation. The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are either reasonably possible but not probable or probable but not reasonably estimable, are disclosed in the notes to these condensed consolidated financial statements.

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

BNDES Subscription Agreement

In connection with the subscription agreement entered into with BNDES, as described in Note 7, the Company agreed to covenants requiring the Company to use the gross proceeds from the subscription of BDRs in the amount of approximately $75.0 million to pay for services performed in Brazil. The Company must fully use the proceeds no later than August 15, 2028, subject to two additional one year extensions if mutually agreed by the Company and BNDES. The covenants also require services to be paid for in Brazilian reais, quarterly reporting to BNDES of the amounts used and unused, and other standard terms and conditions. If these covenants are breached, BNDES will have the right to liquidated damages equal to the amount of unused proceeds from the subscription of BDRs.

Economic Grant Agreement

On May 14, 2025, the Company entered into an Economic Grant Agreement (the “Grant Agreement”) with Financiadora de Estudos e Projetos (“Finep”), a Brazilian federal public company, with support of the Ministry of Science, Technology, and Innovation, and The National Fund for Scientific and Technological Development. Pursuant to the Grant Agreement, Finep has agreed to grant to the Company up to R$90.0 million (approximately $16.9 million) in economic subsidy funding in connection with the execution of a project intended to transform the sustainable and accessible air mobility ecosystem in Brazil with eVTOL technology (the “Project”). The grant is expected in two installments. The timing of their release and respective values with respect to the funding are subject to certain terms and conditions under the Grant Agreement, including budgetary and financial availability, as well as the conditions determined by the Executive Board of Finep. In addition, the Company continues to participate in the costs of preparing and executing the Project with its own resources, in the minimum amount of R$100.8 million (approximately $18.9 million) as well as to contribute the necessary resources to cover any shortcomings or additions in its execution.

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

For business entities, US GAAP is not prescriptive regarding accounting for government grants. Therefore management evaluated the transaction and concluded the grant was determined to be within the scope of ASC 958-605, Revenue Recognition for Not-for-Profit Entities, specifically covering the recognition and measurement of contributions.

As of September 30, 2025, funding has not been received under the Grant Agreement. The Company has incurred eligible costs of $7.1 million and made a deposit of $1.6 million into a specific bank account for funding of the Finep grant, in order to receive the first installment from Finep. The deposit is classified as “Restricted cash” in the condensed consolidated balance sheets due to the restriction as to withdrawal or usage under the terms of the contractual agreement.

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

Service and Operations Solutions  The Company plans to offer a full suite of eVTOL service and support capabilities (named “TechCare”), including material services, maintenance, technical support, training, ground handling and data services. Its services will be offered to UAM fleet operators on an agnostic basis, supporting both its own eVTOL and those produced by third parties.

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

	Three Months Ended		Nine Months Ended
Research and development expenses	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
eVTOL	$42,551	$29,965	$128,208	$88,047
Service and Operations Solutions	1,674	1,026	4,540	4,299
UATM	648	1,428	2,507	3,846
Total segment expenses	$44,873	$32,419	$135,256	$96,191
Total segment loss	(44,873)	(32,419)	(135,256)	(96,191)
Expenses (income) not allocated to segments, net (a)	768	2,942	23,978	(164)
Loss before income taxes	$(45,641)	$(35,361)	$(159,234)	$(96,027)

a) Includes SG&A expenses and other non-operating income and expenses not allocated to each segment

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The following discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K (the “2024 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, and the related notes that are included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors set forth under “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 1A. Risk Factors of our 2024 Form 10-K and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the unaudited condensed consolidated financial statements.

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

Eve’s goal is to be a leading company in the urban air mobility (“UAM”) market by taking a holistic approach to developing a UAM solution that includes: the design and production of electric vertical take-off and landing vehicles (“eVTOLs”), a portfolio of maintenance and support services focused on Eve’s and third-party eVTOLs (“TechCare”), and new air traffic management software for eVTOLs (“Vector”), designed to allow eVTOLs to operate safely and efficiently in dense urban airspace alongside conventional aircraft and drones. Eve’s mission is to bring affordable air transportation to all passengers, improve quality of life, unleash economic productivity, save passengers time, and reduce global carbon emissions. Eve plans to leverage its strategic relationship with Embraer to de-risk and accelerate its development plans, while saving costs by utilizing Embraer’s extensive resources.

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

To date, Eve has not generated any revenue, as it continues to develop its eVTOL aircraft and other UAM solutions. As a result, Eve will require substantial additional capital to develop products and fund operations for the foreseeable future. Until Eve can generate any revenue from product sales and services, it expects to finance operations through a combination of existing cash on hand, available credit lines, public offerings, private placements, and debt financing. The amount and timing of future funding requirements will depend on many factors, including the pace and results of development efforts.

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

On September 23, 2025, the Company entered into a new Master Services Agreement (the “MSA#2”) with Embraer for the provision of support services to develop an industrialization project, including processes and procedures for the production of  eVTOLs and plant operation of the Company’s facility in the city of Taubaté, State of São Paulo, Brazil (the “ETT Manufacturing Site”).

Key Factors Affecting Operations

Brazilian Economic Environment

The Brazilian government has frequently intervened in the Brazilian economy and occasionally made drastic changes in policy and regulations. The Brazilian government’s actions to control inflation and affect other policies and regulations have often involved, among other measures, increases in interest rates, changes in tax policies and incentives, price controls, currency devaluations, capital controls, and limits on imports. Changes in Brazil’s monetary, credit, tariff and other policies, or retaliatory trade measures taken against Brazil, could adversely affect our business, as could inflation, currency and interest-rate fluctuations, social instability and other political, economic or diplomatic developments in Brazil, as well as the Brazilian government’s response to these developments.

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

Development of the UAM Market

Our revenue will be directly tied to the continued development and sale of eVTOL and related services. While we believe the market for UAM will be large, it remains undeveloped and there is no guarantee of future demand. Our business will require significant investment, including for final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training and commercialization.

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

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell approximately 2,800 of our eVTOL aircraft and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding (“MOUs”) with various market-leading partners in segments spanning infrastructure, operations, platforms, utilities, and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business model and drive growth.

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

Results of Operations (unaudited, in thousands)

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$44,873	$32,419	$(12,454)	(38)%
Selling, general and administrative expenses	7,025	8,411	1,386	16%
Total operating expenses	51,898	40,830	(11,068)	(27)%
Operating loss	(51,898)	(40,830)	(11,068)	(27)%
Gain from derivative liabilities	6,441	3,990	2,451	n.m.
Financial investment income	4,144	3,629	515	14%
Related party loan interest income	-	430	(430)	n.m.
Interest expense	(2,671)	(835)	(1,836)	(220)%
Other loss, net	(1,657)	(1,744)	87	n.m.
Loss before income taxes	(45,641)	(35,361)	(10,281)	29%
Income tax expense	1,225	427	(798)	n.m.
Net loss	$(46,866)	$(35,787)	$(11,079)	31%

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$135,256	$96,191	$(39,064)	(41)%
Selling, general and administrative expenses	23,122	20,287	(2,835)	(14)%
Total operating expenses	158,378	116,479	(41,899)	(36)%
Operating loss	(158,378)	(116,479)	(41,899)	(36)%
Gain from derivative liabilities	285	12,398	(12,113)	n.m.
Financial investment income	11,598	7,961	3,637	46%
Related party loan interest income	-	2,875	(2,875)	n.m.
Interest expense	(7,293)	(1,861)	(5,432)	(292)%
Other loss, net	(5,446)	(921)	(4,525)	n.m.
Loss before income taxes	(159,234)	(96,027)	(63,207)	66%
Income tax expense	1,102	1,445	343	n.m.
Net loss	$(160,336)	$(97,472)	$(62,864)	64%

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

Research and development expenses increased by $12.5 million and $39.1 million for the three and nine months ended September 30, 2025, respectively. The increase in research and development expenses was primarily driven by the MSA with Embraer who performs several developmental activities for Eve. These efforts continue to intensify with advancements in the development of our eVTOL, including the purchase of parts and components and the assembly of our first full-scale prototype. Moreover, R&D includes increased engineering engagement with Embraer, additional program development activities, and testing infrastructure.

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

Selling, general and administrative expenses decreased $1.4 million and increased $2.8 million for the three and nine months ended September 30, 2025, respectively. Although the number of direct Eve employees increased to approximately 190, total payroll expenses decreased year-over-year due to lower costs related to Restricted Stock Units to employees. The most significant contributor to the reduction in SG&A was the capitalization of the ERP system implementation that is related to our industrialization project as we prepare our assembly site for production – this was previously expensed.  Lastly, the variation in SG&A also reflects an approximately 2% year-over-year average appreciation of the Brazilian real against the US Dollar.

Gain from derivative liabilities

Derivative liabilities relate to the Private Warrants, which are valued using the trading price of the Company’s Public Warrants. The gain from the change in fair value of derivative liabilities increased $2.5 million for the three months ended September 30, 2025, due to a $0.45 decrease in the Public Warrant trading price, compared to the trading price decrease of $0.28 for the three months ended September 30, 2024.

The gain from the change in fair value of derivative liabilities decreased $12.1 million for the nine months ended September 30, 2025, due to a $0.02 decrease in the Public Warrant trading price, compared to the trading price decrease of $0.87 for the nine months ended September 30, 2024.

Financial investment income

The Company invests cash in highly rated, short-term fixed-income instruments, primarily in US Dollars, with reputable financial institutions. Financial investment income increased $0.5 million for the three months ended September 30, 2025, primarily related to an increase in the average investment balance of $116.0 million.

Financial investment income increased $3.6 million for the nine months ended September 30, 2025, primarily related to an increase in the average investment balance of $129.9 million as compared to the nine months ended September 30, 2024.

Related party loan interest income

Related party loan interest income decreased $0.4 million and $2.9 million for the three and nine months ended September 30, 2025, respectively, due to the note maturing in August 2024.

Interest expense

Interest expense increased $1.8 million and $5.4 million for the three and nine months ended September 30, 2025, respectively, primarily related to the larger outstanding debt balance as compared to the prior periods.

Other loss, net

Other loss, net decreased $0.1 million for the three months ended September 30, 2025, primarily related to lower financial expenses of $0.3 million, partially offset by higher foreign currency losses of $0.2 million.

Other loss, net increased $4.5 million for the nine months ended September 30, 2025, primarily related to higher losses foreign currency losses of $4.9 million, partially offset by lower financial expenses of $0.4 million.

Income tax (benefit) expense

Income tax expense remained flat for the nine months ended September 30, 2025. For the three months ended September 30, 2025, income tax expense decreased $0.3 million. The change in income tax expense for both periods was primarily due to operations of Eve Brazil in the Brazilian tax jurisdiction on a standalone basis. Intercompany transactions with Eve Brazil are eliminated upon consolidation.

Liquidity and Capital Resources

The Company has incurred net losses since its inception and to date has not generated any revenue. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of September 30, 2025, the Company has cash, cash equivalents and restricted cash of $67.4 million, financial investments of $344.2 million, available debt to be drawn of $105.8 million and grant funding commitments of $16.9 million from Finep, which totals approximately $534.3 million of liquidity. Total liquidity is expected to be sufficient to fund our operating plan for at least the next twelve months.

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

Cash Flows (unaudited)

The following table summarizes cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024	Change
Net cash used by operating activities	$(134,498)	$(97,290)	$(37,208)
Net cash used by investing activities	$(104,454)	$(62,001)	$(42,452)
Net cash provided by financing activities	$250,342	$137,774	$112,568

Net Cash Used by Operating Activities

Net cash used by operating activities increased $37.2 million for the nine months ended September 30, 2025, primarily as a result of increased net losses due to advancement of the R&D programs, adjusted for the impact of change in non-cash activity such as changes in operating assets and liabilities of $8.6 million and fair value of derivative instruments of $12.1 million.

Net Cash Used by Investing Activities

Net cash used by investing activities increased $42.5 million for the nine months ended September 30, 2025, primarily related to increased financial investment purchases of $118.0 million, lower related party loan collections of $81.0 million that occurred in 2024 and higher capital expenditures of $4.5 million, partially offset by redemptions of financial investments of $161.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $112.6 million for the nine months ended September 30, 2025, primarily related to increased proceeds from the issuance of common stock of $124.0 million, partially offset by lower debt borrowings of $11.4 million.

Available Credit, Debt and Grants

On January 23, 2023, the Company entered into a loan agreement with BNDES, pursuant to which BNDES granted two lines of credit to the Company, with an aggregate amount of R$490.0 million (approximately $95.2 million, using the exchange rate on September 30, 2025), to support the development of the eVTOL. For additional information about the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023. On December 21, 2023, the Company announced that Bradesco Bank had concluded that these lines of credit under the loan agreement aligned with the 2023 Green Loans Principles, which is a set of guidelines issued for structuring loan operations for sustainable purposes.

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling R$500.0 million (approximately $92.7 million) as of September 30, 2025.

On October 29, 2024, the Company entered into a credit agreement with Citi, pursuant to which Citi lent $50 million and subject to an interest rate of 3.90% per year plus SOFR. The funds will support the production and sale of eVTOL aircraft.

On November 22, 2024, the Company entered into a loan agreement with BNDES for R$200 million (approximately $37.6 million), to support the second phase of the development of the Company’s eVTOL project.

On June 3, 2025, the Company announced that it had been selected by Finep – Brazil’s Funding Authority for Studies and Projects, to receive a nonrepayable grant of up to $16.9 million. The total project investment amount is up to $35.0 million, combining the Finep grant with Eve’s required company contribution of $18.9 million. This is the first grant awarded to the Company, which we believe reinforces our leadership in developing innovative solutions for sustainable urban air mobility.

For additional information on debt and grant funding, see Note 6 and Note 15, respectively, of the accompanying condensed consolidated financial statements.

2024 Private Placement

In July and September 2024, the Company closed on subscription agreements, warrant agreements and warrant exchange agreements with certain investors relating to the 2024 Private Placement for the issuance and sale of 23.9 million newly issued shares of common stock for cash at a purchase price of $4.00 per share, for a total of $95.6 million in new equity financing, the exchange of certain Public Warrants and Market Warrants for shares of common stock, and the issuance of certain Penny Warrants to certain investors. Refer to Note 4, Note 7 and Note 8 of the accompanying condensed consolidated financial statements and the Company’s Current Reports on Form 8-K filed with the SEC on July 1, 2024 and July 18, 2024 for additional information.

2025 Registered Direct Offering

On August 13, 2025, the Company entered into subscription agreements with BNDES, Embraer and other institutional investors, for the issuance and sale of an aggregate of approximately 47.4 million newly issued shares of common stock of the Company, par value $0.001 per share, at a purchase price of $4.85 per share, for a total of $230.0 million, including the subscription by BNDES of Brazilian Depositary Receipts (“BDRs”), each of which represents one share of Common Stock, at a purchase price of R$26.21 per BDR, which reflects an equivalent value of the price per share based on the PTAX rate on August 12, 2025, in a registered direct offering effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-287863) filed under the Securities Act of 1933. Refer to Note 4, Note 7 and Note 8 of the accompanying condensed consolidated financial statements and the Company’s Current Reports on Form 8-K filed with the SEC on August 15, 2025 and October 2, 2025.

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

As of September 30, 2025, approximately $4.1 million, or 1.0%, of our consolidated cash and cash equivalents and financial investments were indexed to the variation of the CDI rate. A hypothetical 100 basis point change in the CDI rate would increase or decrease the annual interest income on these instruments by approximately $42 thousand, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

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

The interest rate on the Citibank debt is calculated as 3.9% per year plus term SOFR 3M published by CME Group Benchmark Administration Limited, starting with Term SOFR on the day on which agreement was signed. Subsequently, the rate is updated for the Term SOFR published on the date determined by the Bank, that is no more than two business days prior to the beginning of the next quarter and will be fixed for the next three months until the next update. Variable-rate debt represented 29%, or $50.0 million, of our total long-term debt as of September 30, 2025. A hypothetical 100 basis point increase in interest rates would increase the annual interest expense on variable-rate debt by approximately $0.5 million.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains and losses are those denominated in Brazilian reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the Brazilian real to the value of the US Dollar may adversely affect us. As of September 30, 2025, less than 1% of total assets and 20% of total liabilities are denominated in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of September 30, 2025, the closing exchange rate was 5.3186 reais per US $1.00.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 28, 2025, the plaintiff filed a motion to certify questions regarding the constitutionality of recent amendments to 8 Del. C. § 144, which related to certain arguments raised in the defendants’ respective motions to dismiss, to the Delaware Supreme Court. On June 20, 2025, the Court entered a joint stipulated order staying all proceedings pending the Delaware Supreme Court’s resolution of overlapping constitutional questions regarding the recent amendments 8 Del. C. § 144 raised in another unrelated action, Rutledge v. Clearway Energy Group LLC, et al., C.A. No. 2025-0499-LWW.  Briefing in the Rutledge appeal before the Delaware Supreme Court concluded on September 29, 2025 and oral argument is scheduled for November 5, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
10.1	Sixth Amendment, dated July 29, 2025, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.					X
10.2*	Second Amendment, dated as of April 23, 2025, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.	10-Q	001-39704	10.3	August 6, 2025
10.3	Form of Subscription Agreement by and among Eve Holding, Inc. and Subscriber.	8-K	001-39704	10.1	August 15, 2025
10.4	Subscription Agreement, dated as of August 13, 2025, by and among Eve Holding, Inc., BNDES Participações S.A. – BNDESPAR and Banco Bradesco S.A.	8-K	001-39704	10.2	August 15, 2025
10.5	Subscription Agreement, dated as of August 13, 2025, by and between Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.3	August 15, 2025
10.6	Letter Agreement, dated as of August 13, 2025, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc. and BNDES Participações S.A. – BNDESPAR.	8-K	001-39704	10.4	August 15, 2025
10.7*	Master Services Agreement 2, dated September 2, 2025, by and among EVE UAM, LLC and Embraer S.A.	8-K	001-39704	10.1	September 25, 2025
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

* Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVE HOLDING, INC.
Date: November 4, 2025	By:	/s/ Johann Bordais
		Name:	Johann Bordais
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Eduardo Couto
		Name:	Eduardo Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)