Form 10-K
period 2025-12-31
Eve Holding, Inc.
filed 2026-03-16
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $353.2 million.

As of March 16, 2026, there were 348,304,584 shares of common stock, par value of $0.001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to raise financing in the future;
•	the impact of the regulatory environment and complexities with compliance related to such environment, including changes in applicable laws or regulations, including as a result of executive orders;
•	our ability to maintain an effective system of internal control over financial reporting;
•	our ability to grow market share in our existing markets or any new markets we may enter;
•	our ability to respond to general economic conditions;
•	the impact of foreign currency, interest rate, exchange rate and commodity price fluctuations;
•	the impact of and our ability to respond to, changes in trade policy and related uncertainties, including the imposition and enforceability of tariffs;
•	our ability to manage our growth effectively;
•	our ability to achieve and maintain profitability in the future;
•	our ability to access sources of capital to finance operations and growth;
•	the success of our strategic relationships with third parties;
•	our ability to successfully develop, certify and commercialize our planned Urban Air Mobility solutions; and the timing thereof;
•	competition from other manufacturers and operators of electrical vertical take-off and landing vehicles and other methods of air or ground transportation;
•	various environmental requirements;
•	retention or recruitment of executive and senior management and other key employees;
•	reliance on services provided or to to be provided by Embraer and other third parties; and
•	other risks and uncertainties described in this Annual Report on Form 10-K, including those under “Risk Factors”

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

Our eVTOL has successfully completed important development steps, including engineering simulations, subscale test flights, wind tunnel tests and full-scale ground tests, which have enhanced the technological capability and maturity of our eVTOL. Eve flew our full-scale engineering prototype in December 2025, starting several flight tests with the vehicle. We have also begun validating simulations of our fleet operations services model in Brazil, working with partners and utilizing conventional helicopters, to better understand the needs of passengers, partners and community stakeholders that will benefit from our mobility services. We have also engaged with aviation organizations in various cities including Melbourne, Australia; Rio de Janeiro and São Paulo in Brazil; London, United Kingdom; Chicago and Miami in the USA, to develop and simulate a concept of operation (“CONOPS”) to help inform the development of Vector, our Urban Air Traffic Management (“UATM”) solution.

We plan to market our eVTOLs globally to operators of UAM services, including fixed-wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators. In addition, we plan to engage with operators of ridesharing platforms to secure committed hours of operation for our eVTOLs. To date, we have established an initial order pipeline of approximately 2,700 vehicles valued at approximately $14 billion from 28 launch customers. Our initial order pipeline is based on non-binding agreements and therefore subject to material change, consistent with common aviation practices. We do not plan to hold eVTOLs on our own balance sheet and instead plan to establish partnerships to offer solutions to operating partners. We expect to offer eVTOL service and support capabilities to UAM fleet operators, and we plan to offer our UATM systems primarily to air navigation service providers, fleet operators and vertiport operators.

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

Our Business Model

We are developing a comprehensive solution that is expected to address each of the major elements required to make UAM services a reality. Key elements of our solution include the following:

eVTOL Production and Design. We are developing an eVTOL that is optimized for the UAM mission. Our eVTOL employs a lift plus cruise design that features eight redundant rotors that provide lift for takeoff, hover and landing, along with a separate forward propulsion system and fixed wing that enables efficient and quiet cruising. Our eVTOL is designed to initially accommodate four passengers and a pilot, with the expected ability to transport up to six passengers without a pilot once autonomous capabilities are introduced. Based on an analysis conducted in collaboration with the Massachusetts Institute of Technology, we expect the range of our eVTOL (100 km at entry into service) will enable us to address 99% of UAM missions within cities and metropolitan areas. Our eVTOL is currently in its development phase with an expected entry into service in the upcoming years.

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

Our Customers and Partners

We plan to market our eVTOLs globally to operators of UAM services, including fixed wing and helicopter operators, as well as lessors that purchase and manage aircraft on behalf of operators. In addition, we plan to engage with operators of ridesharing platforms to secure committed hours of operation for our eVTOLs. To date, we have established an initial order pipeline of approximately 2,700 vehicles valued at $14 billion from 28 launch customers. Our initial order pipeline is based on non-binding agreements, consistent with common aviation practices. As of December 31, 2025, our disclosed eVTOL launch customer list includes the following:

Fixed Wing Operators United Airlines Republic Airways SkyWest Alt Air FlyBIS Voar Aviation AeroSolutions Future Flight Global GlobalX	Helicopter Operators Avantto Bristow Group Halo Aviation Helisul Aviação Nautilus Aviation Omni Helicopters International Helispirit Microflite Air-X Heli Inc.	Aircraft Lessors Azorra Falko	Ride Sharing Platforms Flapper Hunch Mobility

We also recognize that scaling a UAM business requires collaboration from partners spanning the entire ecosystem, including those providing critical technology elements, charging infrastructure, vertiports and financing services. As of December 31, 2025, our partner network includes:

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

Significant Revenue Visibility. To date, we have built an order pipeline that consists of approximately 2,700 vehicles valued at $14 billion from 28 launch customers based on non-binding agreements. We believe this order pipeline is the largest in the UAM industry in terms of number of vehicles and unique customers. Our order pipeline provides us with a healthy level of revenue visibility, totaling more than our expected aggregate vehicle shipments over our first four years of planned shipments. The strength of our order pipeline gives us confidence in committing the substantial investments required to commercialize our solution and also reflects favorably on the market perception of our UAM solution. We are focused on further expanding our order pipeline through continued engagement with current and prospective customers.

Highly Experienced Management Team and Board. We have assembled a senior leadership team and board of directors with significant levels of experience in the aviation industry. Our CEO, Johann Bordais, led Embraer’s Services & Support business since its foundation in 2016. The rest of our senior leadership team has been handpicked from ERJ to join Eve, after having led more than 30 successful aircraft projects over their careers. The individuals who have joined our Board of Directors include: Luis Carlos Affonso, SVP, Engineering, Technology and Strategy at ERJ; Gerard DeMuro, former Co-CEO of Eve; Michael Amalfitano, CEO of ERJ’s highly successful executive aircraft division; Marion Clifton Blakey, Former CEO of Rolls-Royce North America and Former FAA Administrator;.; Paul Eremenko, former CEO of Universal Hydrogen and Former CTO of Airbus; and Sergio Pedreiro, former Chief Operating Officer of Revlon, Inc. We believe the experience and caliber of our leadership team and Board members is a unique and compelling advantage.

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

Research and Development

We are conducting extensive research and development to produce our eVTOL. Today, a significant portion of our team is focused on the development and testing of our concept vehicles and subsystems. These aircraft and test rigs serve as technology development testbeds to evaluate candidate system architectures and components for our certified production aircraft. Additionally, we are performing research and development on battery systems and other electric powertrain components in order to maximize the performance of the aircraft through lab bench and rig tests. We are also investing significant effort in simulations, including with pilots in the loop in our development simulator. Eve flew our full-scale engineering prototype in December 2025, starting several flight tests with the vehicle.

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

As of December 31, 2025, we had 41 trademark registrations granted and 66 other trademark registrations which are pending in the U.S., Brazil and other countries globally. Our trademarks are generally renewed at the end of their validity period, which usually runs for ten years from the date of registration. As of December 31, 2025, considering our utility and design patent portfolios, we had filed 33 patent and industry design applications and had been granted ten patents and ten designs primarily related to eVTOL vehicle technology, such as rotor configurations, cruise rotor control for performance and safety, and a flight control solution.

We regularly review our development efforts to assess the existence and patentability of new inventions, and we are prepared to file additional patent applications when we determine it would benefit our business to do so.

Governmental Regulation

We have applied to ANAC, as the Certification authority, to certify our aircraft, and also applied for Type Certificate (TC) validation with the FAA. Subsequently, Eve plans to apply for TC Validation with EASA. The Company may pursue validation of the Type Certificate in other countries. We will be supported in this process by ERJ, which has vast experience certifying fixed wing aircraft with ANAC, FAA, EASA and other Civil Aviation Authorities. Using this experience, together with our strategies to accelerate the development of new products and technologies, we are confident in meeting our proposed certification plan.

On February 3, 2022, ANAC accepted the Eve’s eVTOL Type Certification application establishing the certification process to be conducted under the Brazilian Civil Aviation Regulation (RBAC) §21.17(b) applicable for Special Class aircraft. In December 2023, ANAC published the proposed EVE-100 airworthiness criteria for public consultation. The public consultation period closed in March 2024, and ANAC analyzed all feedback received. On November 1, 2024, ANAC published the Final Airworthiness Criteria for Eve’s eVTOL certification in Brazil. This is a major milestone for the eVTOL industry and will allow Eve to progress towards ANAC Type Certification and seek validation with the FAA (Federal Aviation Administration) and EASA (Union European Aviation Safety Agency). ANAC’s Certification Basis establishes the first set of airworthiness criteria for eVTOLs in Brazil. Following the definition of the airworthiness criteria, Eve focused on defining with ANAC the Means of Compliance – these are specific requirements, tests, analyses and simulations that need to be successfully performed for TC to be granted. These tests are performed to prove the aircraft design complies with the airworthiness criteria, and that construction meets the safety standards laid out in the Certification Basis.

The Eve’s eVTOL certification basis is also being discussed with the FAA (as the validating aviation authority), with the expectation to validate ANAC Airworthiness Criteria. On October 22, 2024, the FAA issued the Special Federal Aviation Regulation (SFAR) that details the final rules for Advanced Air Mobility (AAM) and covers eVTOL pilot certification and operations. In general, the new FAA SFAR has been well received by the US Urban Air Mobility market, allowing single control eVTOLs, among other advances.

On July 18, the FAA published the Advisory Circular AC 21.17-4 establishing the airworthiness criteria for powered‑lift aircraft, including eVTOLs. Since its release, Eve has been working closely with ANAC to harmonize these requirements with Eve’s Certification Basis in order to streamline the FAA validation process.

All aspects of our eVTOL operations are being developed in alignment with current aerospace and transportation regulations worldwide. We are working closely with ANAC, the FAA and EASA to achieve full compliance of all requirements under the applicable Eve´s certification basis.

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

Human Capital

As of December 31, 2025, we had 198 full-time employees, 55 of which were members of our engineering workforce. We also note that our direct headcount does not include up to 736 ERJ employees that we have first priority access to under the MSA with ERJ. Our strategy is to maintain a lean and agile direct employee team at Eve, focused on high value engineering, project management and business development functions, supplemented by a larger pool of ERJ employees available to us on a flexible and cost-effective basis pursuant to the MSAs.

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

Our ESG initiative is organized into three pillars, which, in turn, contain focus areas for our attention and action:

•         Environmental - Our Environmental pillar is focused on being a good steward of the natural environment through the production and development of innovative designs that reduce resource use and energy consumption, and which have a full life-cycle design approach.

•         Social - Our Social pillar is focused on promoting a culture of inclusion, while underpinning all of our activities with a core focus on health and safety. In addition, we strongly believe in the democratization of urban air mobility, which we plan to promote by developing UAM solutions that are affordable, green and accessible.

•         Governance - Our Governance pillar focuses on upholding our commitment to ethical business conduct, integrity and corporate responsibility, and integrating strong governance and enterprise risk management oversight across all aspects of our business.

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

Investors and others should note that we announce financial information through our investor relations website (www.ir.eveairmobility.com) and use our website to communicate with our investors and the public about our company, our solutions and other developments. It is possible that the information we post on our website could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we make available on our website

Item 1.A.  Risk Factors

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may harm our business, financial condition and operating results. Such risks include, but are not limited to:

•         The market for Urban Air Mobility (UAM) has not been established with precision, is still emerging and may not achieve the growth potential we expect, or may grow more slowly than expected.

•         There may be reluctance by consumers to adopt this new form of mobility, or unwillingness to pay our projected prices.

•         There may be rejection of eVTOL operations in certain localities due to a perceived risk of safety or burden on local communities from eVTOL operations.

•         If current airspace regulations are not modified to increase air traffic capacity, our business could be subject to considerable capacity limitations.

•         Urban Air Traffic Management (UATM) may not be able to provide adequate situational awareness and equitable airspace access to eVTOLs or may not allow industrial scalability.

•         The regulatory environment for third-party service and technology providers (which UATM could be labeled as) may not be specific enough to support our UATM solution or may delay its adoption.

•         Our UATM solution may underperform if it has a defect, or it is not delivered on the projected timeline.

•         We may not be able to launch our eVTOL and related services on the timeline projected.

•         We may be unable to secure third parties to provide aerial ridesharing services and to make the necessary changes to, and operate, vertiports using our aircrafts, or otherwise make the services sufficiently convenient to drive customer adoption.

•         Our customers’ perception of us and our reputation may be impacted by the broader industry and customers may not differentiate our aircraft and services from our competitors.

•         Our prospects and operations may be adversely affected by changes in consumer preferences, discretionary spending and other economic conditions that affect demand for UAM services.

•         Neither we nor ERJ have manufactured or delivered any eVTOL aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment.

•         Our eVTOL aircraft may not perform at the level we expect, and may have potential defects, such as higher than expected noise profile, lower payload than initially estimated, shorter range, higher unit cost, higher cost of operation, perceived discomfort during transition phase of flight and/or shorter useful lives than we anticipate.

•         We may not be able to produce eVTOL aircraft in the volumes and on the timelines projected.

•         Crashes, accidents or incidents of eVTOL aircraft or involving UATM solutions, or lithium batteries involving us or our competitors could have a material adverse effect on our business, financial condition, and results of operations.

•         We currently rely and expect to continue to rely on ERJ to provide services, products, parts and components required to develop and certify our aircraft and to supply critical services, components and systems necessary for our operations, which exposes us to a number of risks and uncertainties outside our control.

•         Although we have a defined strategy for the manufacturing of our aircraft following type certification, we are exposed to a number of risks and uncertainties outside our control.

•         While we have converted the first firm order in 2025, most of our agreements with our customers are non-binding and constitute all of the current orders for our aircraft. If we do not enter into definitive agreements with our customers, or the conditions to our customers’ orders (if any) are not met, or if such orders (if any) are cancelled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.

•         We may be unable to obtain relevant regulatory approvals for the commercialization of our aircraft, including Type Certification, Production Certification, and Operating Certification approvals for permitting new infrastructure or accessing existing infrastructure or otherwise.

•         Changes in government regulation, including as a result of executive orders, imposing additional requirements and restrictions on our operations could increase our operating costs and result in service delays and disruptions.

•         If our relations with our strategic partners were to deteriorate or terminate, our business could be adversely affected or these parties may act in a manner adverse to us.

•         The failure of certain advances in technology such as autonomy or battery density to mature at the rates we project may impact our ability to increase the volume of our service and/or drive down end-user pricing at the rates we project.

•         We are an early-stage company with a history of losses, and we expect to incur significant losses for the foreseeable future, and we may not be able to achieve or maintain profitability.

•         We are subject to cybersecurity risks to our operational systems, security systems, infrastructure, integrated software in our aircraft and customer data processed by us or our third-party vendors.

•         Our available capital resources may not be sufficient to meet the requirements of our business plan, and we may need to raise additional capital.

•         Brazilian political and economic conditions have a direct impact on our business, and such conditions could adversely affect our business, financial condition and results of operations.

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

If current airspace regulations are not modified to increase air traffic capacity, our business could be subject to considerable capacity limitations

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

Our business will be primarily concentrated on commercializing our eVTOL aircraft, and providing a suite of services including maintenance, technical support and training to our and third parties’ eVTOL aircrafts, which we expect may be vulnerable to changes in consumer preferences, discretionary spending and other market changes impacting discretionary purchases. The global economy has in the past, and will in the future, experience recessionary periods and periods of economic instability. During such periods, eVTOL passengers may choose not to make discretionary purchases or may reduce overall spending on discretionary purchases. Such changes could result in reduced consumer demand for air transportation, including UAM services, or could shift demand from our UAM services to other methods of air or ground transportation for which we do not offer a competing service. If we are unable to generate demand or there is a future shift in consumer spending away from UAM services, our business, financial condition and results of operations could be adversely affected.

Aircraft and Production

Neither we nor ERJ have manufactured or delivered any eVTOL aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment.

The UAM Business was launched by ERJ in 2017 and ERJ has a limited operating history in the urban air mobility industry, which is continuously evolving. Our eVTOL aircraft is in the early development stage and, we have no experience in high volume manufacturing of the planned eVTOL aircraft. We cannot assure you that we or our partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market our aircraft. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into the UAM industry, including, among other things, with respect to our ability to:

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

There are significant challenges associated with mass producing aircraft in the volumes that we are projecting. The aerospace industry has traditionally been characterized by significant barriers to entry, including large capital requirements, investment costs of designing and manufacturing aircraft, long lead times to bring aircraft to market from the concept and design stage, the need for specialized design and development expertise, extensive regulatory requirements, establishing a brand name and image and the need to establish maintenance and service locations. As a manufacturer of electric aircraft, we face a variety of added challenges to entry that a traditional aircraft manufacturer would not encounter including additional costs of developing and producing an electric powertrain, regulations associated with the transport of lithium-ion batteries and unproven high-volume customer demand for a fully electric aerial mobility service. Additionally, we are relying on ERJ to support the development and ramp-up of production lines capable of achieving volumes for which there is limited precedent within the traditional aerospace industry. The ability to reach and sustain high vehicle production rates also depends on the supply of components and systems reliably at the required throughput levels, and such components are not manufactured on a large scale at this moment. Additionally, there may be competition between markets for related products that may affect the ability of suppliers to provide equipment. These products include, for example, batteries, which are in high demand by the automotive industry. In addition, since our eVTOL aircraft cannot be delivered via long-distance flights, it is pivotal that we have the ability, in factory, to disassemble aircraft produced in areas that are not close to customer operations immediately after unit production. Tests, transportation and assembly close to customer operations need to follow high standards of safety and efficiency in order to deliver the products to different geographic regions. If we are not able to overcome these barriers, our business, prospects, operating results and financial condition will be negatively impacted and our ability to grow our business will be harmed.

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

We are relying on the ERJ entities to manufacture and assemble our eVTOL  conforming prototypes, and certification devices that will be used for certification purposes, pursuant to our MSA with ERJ and Atech. The initial terms of the MSAs with Atech and ERJ are 15 years each. If ERJ or Atech terminates or fails to renew or to comply with the terms of the respective MSAs, we may not be able to engage other manufacturers and suppliers in a timely manner, at an acceptable price or in the necessary quantities.

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

While we will have our own engineering capabilities, we will be substantially reliant on ERJ, our controlling stockholder, to provide us with development, certification and other services and supply our conforming prototypes, at least initially, pursuant to the MSAs. Additionally, Eve relies or will rely on its suppliers and service providers for the parts and components in our aircraft. We or ERJ are also, in some cases, subject to sole source suppliers for certain parts and other components for which we rely on, or may be reliant on, to achieve our projected type certification. While we believe that we may be able to establish alternate supply relationships and can obtain replacement components, we may be unable to do so in the short term at prices that are favorable to us or at all. These disruptions in our supply chain could lead to delays in aircraft development, type certification and production, which could materially adversely affect our business, financial condition, and results of operations.

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

While we have converted the first firm order in 2025, most of our agreements with our customers are non-binding and constitute all of the current orders for our aircraft. If we do not enter into definitive agreements with our customers, or the conditions to our customers’ orders (if any) are not met, or if such orders (if any) are cancelled, modified or delayed, our prospects, results of operations, liquidity and cash flow will be harmed.

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

In addition, trade disputes, sanctions or the imposition of new or increased tariffs, and uncertainties related to the enforceability thereof and the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated, or other changes to trade policies could adversely impact our business. On July 1, 2025, the U.S. Secretary of Commerce initiated a Section 232 investigation to determine the effects on national security of imports of unmanned aircraft systems and their parts and components. The scope of this investigation is potentially broad and may result in the imposition of tariffs or import restrictions, or may remove barriers on the imports of competitor products and materials. We are continuing to monitor and evaluate the potential impact on our business of this Section 232 investigation.

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

We have incurred significant losses since inception. We incurred net losses of $224.3 million, $138.2 million, and $127.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. We have not yet started commercial operations, and it is difficult for us to predict our future operating results. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin deliveries of our eVTOL aircraft, which are not expected to begin until 2027 and may occur ‘ or not at all. Even if we are able to successfully develop and sell our aircraft, there can be no assurance that they will be financially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our aircraft, which may not occur. As a result, our losses may be larger than anticipated, and we may not achieve profitability when expected, or at all, and even if we do, we may not be able to maintain or increase profitability.

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

Prior to the consummation of the business combination, our operations and capital expenditures were financed primarily with ERJ’s available cash. On January 23, 2023, EVE Soluções de Mobilidade Aérea Urbana, Ltda. (“Eve Brazil”), a Brazilian limited liability company and a wholly owned subsidiary of the Company, entered into a loan agreement with Banco Nacional de Desenvolvimento Econômico e Social – BNDES, Brazilian Development Bank (“BNDES”), pursuant to which, subject to the conditions set forth therein, BNDES agreed to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490 million (approximately $94.7 million), to support the first phase of the development of the Company’s eVTOL project. Eve Brazil has started to withdraw from these two lines of credit from BNDES in September 2023 to pay for the development services provided by Embraer under the Master Services Agreement with Eve..  During 2024, the Company entered into new loan agreements, including a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $90.5 million as of December 31, 2025 to support industrialization, a credit agreement with Citibank, N.A. for working capital, pursuant to which Citi advanced $50 million and subject to an interest rate of 3.90% per year plus Term Secured Overnight Financing Rate, and, on November 22, 2024, a loan agreement with BNDES, pursuant to which BNDES agreed to grant the Company a loan of R$200 million to support the second phase of the eVTOL’s development project (approximately $36.3 million as of December 31, 2025) and subject to an interest rate of 7.53%. In July and September 2024, the Company closed on subscription agreements, warrant agreements and warrant exchange agreements with certain investors relating to the 2024 Private Placement.

On May 14, 2025, the Company entered into an Economic Grant Agreement (the “Grant Agreement”) with Financiadora de Estudos e Projetos (“Finep”), a Brazilian federal public company, with support of the Ministry of Science, Technology, and Innovation, and The National Fund for Scientific and Technological Development. Pursuant to the Grant Agreement, Finep has agreed to grant to the Company up to R$90.0 million (approximately $16.2 million) in economic subsidy funding in connection with the execution of a project intended to transform the sustainable and accessible air mobility ecosystem in Brazil with eVTOL technology.

On November 18, 2025, Eve entered into a financing agreement with Banco Nacional de Desenvolvimento Econômico e Social – BNDES, Brazil’s National Development Bank, pursuant to which BNDES has agreed to grant two lines of credit to Eve Brazil. The credit is intended to support the electric motor development phase of eVTOLs. The Financing Agreement provides that the availability of such lines of credit is subject to BNDES’s rules and regulations and the compliance of certain conditions, including the delivery by Eve Brazil of guarantee letters issued by financial institutions approved by BNDES. The first line of credit, in the amount of R$160 million (approximately U.S.$29.1 million) is to be provided from the resources of the National Fund on Climate Change, within the scope of the Climate Fund Program. The second line of credit, in the amount of R$40 million (approximately U.S.$7.3 million), is to be provided with funds raised by the BNDES System in foreign currency. Such credit lines shall be used by Eve Brazil within 18 months from the date of signing of the Financing Agreement. The principal of debt arising from each Sub-credit of this Financing Agreement shall be paid to BNDES in 26 semiannual and successive installments starting in May 2028 and ending in November 2040. The Financing Agreement can be early terminated, and payment of any outstanding amount can be accelerated, by BNDES in certain events provided for in the Financing Agreement. As of December 31, 2025, there was approximately $149 million available to be drawn under the Company’s debt arrangements and Grant Agreements.

In addition, on August 14, 2025, Eve announced that it had entered into subscription agreements with BNDESPAR, a subsidiary of the Brazilian Development Bank (BNDES), Embraer and other institutional investors to issue and sell, in a capital raise via a registered direct offering, a total of 47,422,680 shares of common stock at $4.85 per share. It included the subscription of Brazilian Depositary Receipts (BDRs) by BNDES, each of which represents one share of common stock at R$26.21 per BDR (equivalent value based on the PTAX rate on August 12, 2025), for total gross proceeds of $230 million, before deducting placement agent commissions and estimated offering expenses. The BDRs have been approved for listing on the Sao Paulo Stock Exchange (B3) under the symbol “EVEB31” and was delivered to BNDES in Brazil. Eve will utilize the gross proceeds from BDRs to pay for services performed in Brazil, and intends to use the remaining net proceeds from the Registered Direct Offering for general corporate purposes, including financing operations, possible business acquisitions or strategic investments, and repayment of outstanding indebtedness.

The Company entered into a credit agreement (the “Credit Agreement”) with Private Export Funding Corporation, a Delaware corporation (“PEFCO”), and Export- Import Bank of the United States, an agency of the United States of America, (“EXIM Bank”) dated as of December 23, 2025, pursuant to which PEFCO agreed, subject to certain conditions set forth in the Credit Agreement, to establish a credit facility in favor of EVE UAM and guaranteed by the Company, in the maximum principal amount of up to U.S. $15,607,279.94 (the “Credit Facility”). The Company agreed to guarantee EVE UAM’s obligations under the Credit Agreement. The Credit Facility is to be used for EVE UAM to finance (i) the Financed Portion of the relevant Goods (as defined in the Credit Agreement) and (ii) 100% of the Exposure Fee in respect of such Goods and Services (as defined in the Credit Agreement).

EVE UAM, LLC (“EVE UAM”), a Delaware limited liability company and wholly owned subsidiary of Eve Holding, Inc., a Delaware corporation (the “Company”), and the Company entered into a syndicated credit agreement (the “Credit Agreement”) with Banco do Brasil S.A. New York Branch (“BB”), Citibank, N.A. (“Citibank”), Itaú Unibanco S.A. Miami Branch (“Itaú”), MUFG Bank, Ltd. (“MUFG”, and, together with BB, Citibank and Itaú, the “Lenders” and each a “Lender”), and Banco Itaú Chile as administrative agent (in such capacity the “Administrative Agent”), dated as of January 13, 2026, pursuant to which the Lenders agreed, subject to certain conditions set forth in the Credit Agreement, to provide an advance to EVE UAM of an aggregate amount of U.S.$150 million. On January 15, 2026, the conditions set forth in the Credit Agreement were satisfied and the Lenders provided an advance in an aggregate amount of U.S.$150 million to EVE UAM. The advance is to be used for EVE UAM’s core business activities, including, but not limited to, payments to the suppliers and/or to finance the prepayment of its costs of producing and selling its goods. The Company agreed to guaranty EVE UAM’s obligations under the Credit Agreement

For additional information, see Note 7 and Note 8 of the accompanying consolidated financial statements.

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

The Brazilian currency (Brazilian real) has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. For example, in 2024 the real depreciated against the US Dollar, reaching R$6.1923 per $1.00, but in 2025 appreciated against the US dollar to R$5.5024 per $1.00 as of December 31, 2025. We expect the real to continue experiencing fluctuations relative to the US dollar and other currencies in the future.

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

The rating agencies began to review Brazil’s sovereign credit rating in September 2015. Subsequently, the three major rating agencies have changed Brazil’s investment-grade status overtime. As of December 31, 2025, Brazil’s sovereign credit ratings were BB (Standard & Poor’s), Ba1 (Moody’s) and BB (Fitch). These ratings are below investment grade, and any further downgrading in Brazil’s sovereign credit ratings or our rating may increase the perception of risk of investors and, as a result, increase the future cost of debt issuances, adversely affecting us. Additionally, a downgrade of the sovereign credit rating of Brazil may affect our own credit rating, hindering our ability to secure loans at competitive rates compared to our competitors, which may impact our ability to grow our business and consequently, affect the price of our common shares.

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

The Brazilian ECA, BNDES, together with the Brazilian National Treasury Export Guarantee Fund, offer financing and export credit insurance to our customers under terms and conditions required by the ASU. On January 23, 2023, Eve Brazil entered into a loan agreement with BNDES, pursuant to which BNDES agreed, subject to the conditions set forth therein, to grant two lines of credit to Eve Brazil, with an aggregate amount of R$490 million (approximately $94.7 million), to support the first phase development of the Company’s eVTOL project. In addition, on October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $90.5 million as of December 31, 2025, and on November 22, 2024, the Company entered into a loan agreement with BNDES for R$200 million (approximately $36.3 million), to support the second phase of the development of the Company’s eVTOL project. On November 18, 2025, EVE entered into a financing agreement  with Banco Nacional de Desenvolvimento Econômico e Social – BNDES, Brazil’s National Development Bank, pursuant to which BNDES has agreed to grant two lines of credit to Eve Brazil. The credit is intended to support the electric motor development phase of eVTOLs. The Financing Agreement provides that the availability of such lines of credit is subject to BNDES’s rules and regulations and the compliance of certain conditions, including the delivery by Eve Brazil of guarantee letters issued by financial institutions approved by BNDES. The first line of credit, in the amount of R$160 million (approximately U.S.$29.0 million) is to be provided from the resources of the National Fund on Climate Change, within the scope of the Climate Fund Program. The second line of credit, in the amount of R$40 million (approximately U.S.$7.3 million), is to be provided with funds raised by the BNDES System in foreign currency. Such credit lines shall be used by Eve Brazil within 18 months from the date of signing of the Financing Agreement. The principal of debt arising from each Sub-credit of this Financing Agreement shall be paid to BNDES in 26 semiannual and successive installments starting in May 2028 and ending in November 2040. The Financing Agreement can be early terminated, and payment of any outstanding amount can be accelerated, by BNDES in certain events provided for in the Financing Agreement. As of December 31, 2025, there was approximately $149 million available to be drawn under the Company’s debt arrangements and grants.

In addition, on August 14, 2025, Eve announced that it has entered into subscription agreements with BNDESPAR, a subsidiary of the Brazilian Development Bank (BNDES), Embraer and other institutional investors to issue and sell, in a capital raise via a registered direct offering, a total of 47,422,680 shares of common stock at $4.85 per share. It included the subscription of Brazilian Depositary Receipts (BDRs) by BNDES, each of which represents one share of common stock at R$26.21 per BDR (equivalent value based on the PTAX rate on August 12, 2025), for total gross proceeds of $230 million, before deducting placement agent commissions and estimated offering expenses. The BDRs have been approved for listing on the Sao Paulo Stock Exchange (B3) under the symbol “EVEB31” and was delivered to BNDES in Brazil. Eve will utilize the gross proceeds from BDRs to pay for services performed in Brazil, and intends to use the remaining net proceeds from the Registered Direct Offering for general corporate purposes, including financing operations, possible business acquisitions or strategic investments, and repayment of outstanding indebtedness.

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

There are 12,478,852 outstanding public warrants to purchase 12,478,852 shares of common stock at an exercise price of $11.50 per share, which warrants became exercisable on June 8, 2022. In addition, there are 9,974,555  private placement warrants outstanding exercisable for 9,974,555  shares of common stock at an exercise price of $11.50 per share, which warrants became exercisable on June 8, 2022. Moreover, the Company has issued or has agreed to issue new warrants, that are or will be, as applicable, exercisable for (i) 18,022,536 shares of common stock at an exercise price of $0.01 per share (“Penny Warrants”), either without contingencies or contingent on the achievement of certain milestones and (ii) 12,000,000 shares of common stock at an exercise price of $15.00 per share without contingencies. To the extent such warrants are exercised, additional shares of common stock are issued, which will result in dilution to the holders of the Company’s common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock, the impact of which is increased as the value of our stock price increases.

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

On May 28, 2025, the plaintiff filed a motion to certify questions regarding the constitutionality of recent amendments to 8 Del. C. § 144, which related to certain arguments raised in the defendants’ respective motions to dismiss, to the Delaware Supreme Court. On June 20, 2025, the Court entered a joint stipulated order staying all proceedings pending the Delaware Supreme Court’s resolution of overlapping constitutional questions regarding the recent amendments to 8 Del. C. § 144 raised in another unrelated action, Rutledge v. Clearway Energy Group LLC, et al., C.A. No. 2025-0499-LWW. On February 27, 2026, the Delaware Supreme Court issued an opinion upholding the constitutionality of the recent amendments to 8 Del. C. § 144.  Per the stipulated order staying all proceedings, the parties are expected to submit a proposed schedule to the Court for resuming proceedings in the action by March 24, 2026.

Based on the early stage of the case, we are unable to predict the ultimate outcome or estimate the range of possible loss, if any.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the New York Stock Exchange under the symbol “EVEX” and on the B3 in São Paulo, Brazil under the ticker EVEB31.

Holders

As of December 31, 2025, there were 165 holders of record of our common shares.

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

Performance Graph

The following graph shows the performance of an investment of $100 cash on May 10, 2022 (the date our common stock began trading on the NYSE after the Business Combination), through December 31, 2025, for (1) our common stock, (2) the average performance of the common stock of our peers listed in the NYSE (detailed below), (3) Russell 2000 Index and (4) NYSE Arca Airline Index. All values assume reinvestment of the full amount of all dividends, if applicable.

As of December 31, 2025, the comparable companies used for the Peer Average are comprised of Archer Aviation Inc. (NYSE: ACHR), Joby Aviation, Inc. (NYSE: JOBY), Vertical Aerospace Ltd. (NYSE: EVTL) and EHang Holdings Ltd. (Nasdaq: EH). Lilium N.V. is no longer included in the Peer Average due to the delisting of its Class A Ordinary Shares from the Nasdaq Stock Market in March 2025

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

None.

Use of Proceeds

None.

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that Eve’s management believes is relevant to an assessment and understanding of Eve’s consolidated results of operations and financial condition. The discussion should be read together with the audited consolidated financial statements for the year ended December 31, 2025 and 2024, and the related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the consolidated financial statements.

Discussions of results for the year ended December 31, 2023 and year-to-year comparisons between 2023 and 2024 that are not included in this Form 10-K can be found in our 2024 Annual Report on Form 10-K filed with the SEC on March 11, 2025.

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

Fourth Quarter Developments

eVTOL First Flight. On December 19, 2025, the Company announced the completion of the first flight of its uncrewed full-scale eVTOL aircraft prototype at Embraer S.A.’s test facility in Gavião Peixoto, state of São Paulo, Brazil.

BNDES Financing Agreement. On November 18, 2025, Eve Brazil entered into a financing agreement, dated as of November 14, 2025 (the “Financing Agreement”), with BNDES, pursuant to which BNDES has agreed to grant two lines of credit to Eve Brazil. The credit is intended to support the electric motor development phase of electric vertical takeoff and landing aircrafts. The Financing Agreement provides that the availability of such lines of credit is subject to BNDES’s rules and regulations including the delivery by Eve Brazil of guarantee letters issued by financial institutions approved by BNDES. The first line of credit (“Sub-credit A”), in the amount of R$160 million (approximately U.S.$30.3 million) is to be provided from the resources of the National Fund on Climate Change, within the scope of the Climate Fund Program. The second line of credit (“Sub-credit B”), in the amount of R$40 million (approximately U.S.$7.6 million), is to be provided with funds raised by the BNDES System in foreign currency.

Itau Syndicated Loan On January 13, 2026, the Company entered into a syndicated credit agreement with Banco do Brasil S.A. New York Branch (“BB”), Citibank, N.A. (“Citibank”), Itaú Unibanco S.A. Miami Branch (“Itaú”), MUFG Bank, Ltd. (“MUFG”, and, together with BB, Citibank and Itaú, the “Lenders” and each a “Lender”), and Banco Itaú Chile as administrative agent (in such capacity the “Administrative Agent”), dated as of January 13, 2026, pursuant to which the Lenders agreed, subject to certain conditions set forth in the Credit Agreement, to provide an advance to EVE UAM of an aggregate amount of U.S.$150 million.

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

On September 23, 2025, EVE UAM, LLC (“Eve), a Delaware limited liability company and a wholly owned subsidiary of Eve Holding, Inc., a Delaware corporation (the “Company”), entered into a new Master Services Agreement (the “MSA 2”) with Embraer S.A. (“Embraer”), dated as of September 2, 2025 and effective as of January 1, 2025, for the provision by Embraer to Eve of support services to develop an industrialization project, including processes and procedures for the production of electric vertical takeoff and landing (“eVTOLs”) and plant operation of Eve’s facility in the city of Taubaté, State of São Paulo, Brazil (the “ETT Manufacturing Site”).

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

Results of Operations

The following tables set forth statement of operations information (in thousands):

	Year Ended December 31,			2025 vs. 2024 Change
	2025	2024	2023	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$194,695	$129,844	$105,581	$64,851	(50)%
Selling, general and administrative expenses	30,692	26,529	23,104	4,162	(16)%
New Warrants expenses	-	-	1,863	-	-%
Total operating expenses	225,387	156,374	130,549	69,013	(44)%
Operating loss	(225,387)	(156,374)	(130,549)	(69,013)	(44)%
Gain/(loss) from derivative liabilities	(128)	6,983	(10,403)	(7,111)	102%
Financial investment income	16,399	12,299	11,672	4,099	(33)%
Related party loan interest income	-	2,875	4,385	(2,875)	100%
Interest expense	(10,140)	(3,661)	(252)	(6,479)	(177)%
Other gain/(loss), net	(3,991)	218	(945)	(4,208)	1,934%
Loss before income taxes	(223,248)	(137,661)	(126,091)	(85,587)	(62)%
Income tax expense	1,007	507	1,568	500	(99)%
Net loss	$(224,255)	$(138,168)	$(127,658)	$(86,087)	(62)%

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

Research and development expenses increased $64.9 million for the year ended December 31, 2025. The increase was primarily driven by the activities contemplated in the MSA agreements with Embraer, who perform several development activities for the Company. These efforts continue to intensify with the continuation of the eVTOL development, including increased engagement of the engineering team who, following the roll-out of a prototype in July 2024, performed a series of system and integration ground tests on the aircraft that must be conducted before its debut flight on December 19, 2025.

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

Selling, general and administrative expenses increased $4.2 million for the year ended December 31, 2025, primarily related to an increase in Eve’s direct workforce, as well as increased spend on outsourced legal and consulting services, related to corporate functions, including the Equity Offer executed in August 2025. Lastly, Eve started to incur warehouse-related costs in 2025, related to our eVTOL production site in Taubaté, Brazil.

Gain/(loss) from derivative liabilities

Derivative liabilities relate to the Private Warrants which are valued using the trading price of the Company's Public Warrants. The $7.1 million unfavorable change due to the fair value adjustment of derivative liabilities for the year ended December 31, 2025 was due to a $0.01 decrease in the Public Warrant trading price.

Related party loan interest income

Related party loan interest income decreased $2.9 million in the year ended December 31, 2025, due to the loan termination, which resulted in no income earned during 2025.

Interest expense

Interest expense increased $6.5 million for the year ended December 31, 2025, primarily related to the larger principal balance and a full year of interest expense as compared to 2024 where the initial debt draw was made in September 2023.

Other gain/(loss), net

Other gain, net decreased $4.2 million in the year ended December 31, 2025, primarily related to higher losses foreign currency losses of $4.6 million, partially offset by lower financial expenses of $0.4 million.

Income tax expense

Income tax expense increased $0.5 million in the year ended December 31, 2025, primarily due to higher net income at Eve Brazil on a standalone basis.

Liquidity and Capital Resources

The Company has incurred net losses since its inception and to date has not generated any revenue. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of December 31, 2025, the Company has cash and cash equivalents of $103.2 million, financial investments of $280.8 million and available debt and grant to be drawn of $149.0 million, which totals to approximately $533 million of liquidity. Total liquidity is expected to be sufficient to fund our operating plan for at least the next twelve months.

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

Cash Flows

The following table summarizes cash flows for the periods indicated (in thousands):

	Year Ended December 31,			2025 vs. 2024
	2025	2024	2023	Change
Net cash (used in) provided by operating activities	$(160,432)	$(135,966)	$(94,509)	$(24,466)
Net cash (used in) provided by investing activities	$(46,735)	$(56,216)	$66,832	$9,480
Net cash (used in) provided by financing activities	$263,121	$203,019	$24,926	$60,102

2025 Compared with 2024

Net Cash Used by Operating Activities

Net cash used by operating activities increased $24.5 million for the year ended December 31, 2025, primarily as a result of increased net losses due to advancement of the R&D programs and increased headcount, offset by the impact of change in non-cash activity.

Net Cash (Used) Provided by Investing Activities

Net cash related to investing activities decreased $9.5 million for the year ended December 31, 2025, primarily related to higher financial investment purchases of $60.0 million, and higher capital expenditures of $7.3 million, partially offset by higher financial investment redemptions of $160.0 million Additionally, investing cash flows in 2024 benefited from a related‑party loan repayment that did not recur in 2025, further contributing to the overall decrease in net cash provided by investing activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $60.1 million for the year ended December 31, 2025, The increase was primarily driven by capital‑raising transactions completed during the year, including $132.0 million incremental proceeds from the issuance of common stock and $64.0 million lower proceeds from the issuance of debt

Available Credit and Debt

As of December 31, 2025, there is approximately $149.0 million available to be drawn under the Company’s debt arrangements and grants.

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $90.5 million as of December 31, 2025. As of December 31, 2025, the Company had not drawn from these lines of credit.

On November 22, 2024, the Company entered into a loan agreement with BNDES for R$200 million (approximately $36 million), to support the second phase of the development of the Company’s eVTOL project. As of December 31, 2025, the Company has drawn US$ 24.2 million from this credit line.

On June 3, 2025, the Company announced that it has been selected in a public call by FINEP, Brazil’s Funding Authority for Studies and Projects, to receive a grant of up to $15.8 million. The total project investment amount is up to $33.8 million, combining the FINEP grant with Eve’s required company contribution.

On November 18, 2025, the Company entered into a loan agreement with BNDES, pursuant to which BNDES has agreed to grant two lines of credit totaling approximately $36.4 million as of December 31, 2025, which are intended to support the electric motor development phase of eVTOLs. Sub-credit A is in the amount of R$160 million (approximately U.S.$29 million) and Sub-credit B is in the amount of R$40 million (approximately U.S.$7.3 million). As of December 31, 2025, the Company has not drawn from either line of credit.

On December 23, 2025, the Company entered into a loan agreement with Private Export Funding Corporation, ("PEFCO"), and Export-Import Bank of the United States, an agency of the United States of America, ("US EXIM") pursuant to which PEFCO agreed to establish a credit facility in favor of and guaranteed by the Company, in the maximum principal amount of up to U.S. 15,607,279.94, subject to certain conditions set forth in the Credit Agreement, intended to be used to finance (i) the Financed Portion of the relevant Goods (as defined in the Credit Agreement) and (ii) 100% of the Exposure Fee in respect of such Goods and Services (as defined in the Credit Agreement). The Company has borrowed the total amount of US$ 13,574,467 subject to an interest rate of 1.95% per year plus Term Secured Overnight Financing Rate (“SOFR”)

On January 13, 2026, the Company entered into a syndicated credit agreement with Banco do Brasil S.A. New York Branch (“BB”), Citibank, N.A. (“Citibank”), Itaú Unibanco S.A. Miami Branch (“Itaú”), MUFG Bank, Ltd. (“MUFG”, and, together with BB, Citibank and Itaú, the “Lenders” and each a “Lender”), and Banco Itaú Chile as administrative agent (in such capacity the “Administrative Agent”), dated as of January 13, 2026, pursuant to which the Lenders agreed, subject to certain conditions set forth in the Credit Agreement, to provide an advance to EVE UAM of an aggregate amount of U.S.$150 million.

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

On August 13, 2025, Eve Holding, Inc. (the “Company”) entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Subscribers”), including BNDES Participações S.A. – BNDESPAR (“BNDESPAR”), Embraer Aircraft Holding, Inc. (“EAH”) and other institutional investors, for the issuance and sale of an aggregate of 47,422,680 newly issued shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), at a purchase price of $4.85 per share, including the subscription by BNDESPAR of Brazilian Depositary Receipts (the “BDRs”), each of which represents one share of Common Stock, at a purchase price of R$26.21 per BDR (which reflects an equivalent value of the price per share based on the PTAX rate on August 12, 2025), in a registered direct offering effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-287863) filed under the Securities Act of 1933, as amended (the “Registered Direct Offering”). Closing is expected to occur on August 15, 2025 (the “Closing”), subject to the satisfaction or waiver of the conditions set forth in the Subscription Agreements, except for the issuance of Common Stock to EAH which will take place at least 20 business days following the delivery to Company’s stockholders of an information statement complying with Regulation 14C under the Securities Exchange Act of 1934, as amended. The Subscription Agreements contain customary representations and warranties and covenants that the parties made to each other in the context of the Registered Direct Offering.

The Company estimates that the net proceeds from the Registered Direct Offering will be approximately $218.5 million, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company expects to receive approximately $20.0 million in gross proceeds from EAH for 4,123,711 newly issued shares of Common Stock as part of the Registered Direct Offering, the issuance of which was approved by a special committee of independent and disinterested directors of the Company, with the assistance of its independent financial and legal advisors. The Company is required to use the gross proceeds from the subscription of BDRs by BNDES, in the amount of approximately $75.0 million, to pay for services performed in Brazil. The Company expects to use the remaining net proceeds from the Registered Direct Offering for general corporate purposes, including the financing of its operations, possible business acquisitions or strategic investments and repayment of outstanding indebtedness.

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

As of December 31, 2025, approximately $8.6 million, or 2%, of our consolidated cash and cash equivalents and financial investments were indexed to the variation of the CDI rate. A hypothetical 100 basis point change in the CDI rate would increase or decrease the annual interest income on these instruments by approximately $86 thousand, assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

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

The interest rate on the Citibank debt is calculated as 3.9% per year plus term SOFR 3M published by CME Group Benchmark Administration Limited, starting with Term SOFR on the day on which agreement was signed. Subsequently, the rate is updated for the Term SOFR published on the date determined by the Bank, that is no more than two business days prior the beginning of the next semester and will be fixed for the next six months until the next update. The same applies to the US EXIM Guaranteed Loan, that is calculated as 1.95% added with the Term SOFR 3M.

Variable-rate debt represented 35%, or $64 million, of our total long-term debt as of December 31, 2025. A hypothetical 100 basis point increase in interest rates would increase the annual interest expense on variable-rate debt by approximately $0.6 million.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains and losses are those denominated in Brazilian reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the real to the value of the US Dollar may adversely affect us, mainly due to the fact that approximately 2% of total assets and 17% of total liabilities are in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of December 31, 2025, the closing exchange rate was 5.5024 reais per US Dollar.

As of December 31, 2025, management analyzed the potential gain/(loss) due to foreign currency rate fluctuation and its impact on related instrument carrying value as follows (USD, in thousands):

		December 31, 2025		December 31, 2024
	Risk Factor	Carrying Value	Potential Gain/(Loss)	Carrying Value	Potential Gain/(Loss)
Assets		$10,328	$(696)	$4,670	$150
Cash and cash equivalents	BRL

Liabilities
Loans and financing	BRL	$(38,743)	$2,611	$(12,919)	$(414)
Other payables	BRL	$(14,076)	$949	$(6,542)	$(210)

Exchange rates considered	BRL	5.5024	5.9000	6.1923	6.0000

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Eve Holding, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Eve Holding, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of research and development costs

As discussed in Note 2 to the consolidated financial statements, research and development (R&D) costs are expensed as incurred and are primarily comprised of engineering services provided by related parties, personnel-related costs for employees focused on R&D activities, supplies, and materials costs. R&D efforts focus on the design and development of the Company’s eVTOL aircraft, its Service and Operations Solutions and Urban Air Traffic Management projects to achieve manufacturing and commercial stages.  The Company’s research and development expense for the year ended December 31, 2025 was $194.7 million.

We identified the evaluation of research and development costs as a critical audit matter. Subjective auditor judgment was required in evaluating the Company’s research and development costs because of the extent of audit effort required.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls relating to research and development costs. We evaluated a sample of research and development costs by comparing each cost to source documents, including underlying contracts, purchase orders, invoices received, and information received from certain third-party service providers, where applicable.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Miami, Florida
March 16, 2026

EVE HOLDING, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$103,233	$56,366
Restricted cash	8,380	-
Financial investments	280,845	247,012
Related party receivables	54	472
Related party loan receivable	-	-
Other current assets	18,362	8,957
Total current assets	410,874	312,807
Non-current assets
Related party receivables	19	-
Property, plant & equipment, net	15,322	611
Right-of-use assets, net	310	1,096
Deferred income taxes, net	3,916	2,637
Other non-current assets	4,434	1,091
Total non-current assets	24,002	5,436
Total assets	$434,875	$318,242

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$3,828	$1,136
Related party payables	70,265	35,802
Current portion of long-term debt	3,374	-
Derivative financial instruments	4,588	6,983
Other current payables	42,713	15,422
Total current liabilities	124,769	59,343
Non-current liabilities
Non-current related party payable	-	-
Long-term debt	176,412	132,011
Other non-current payables	1,890	2,966
Related party payables	8,046	-
Total non-current liabilities	186,348	134,977
Total liabilities	311,117	194,320
Commitments and contingencies (Note 18)
Equity
Common stock, $0.001 par value	348	298
Additional paid-in capital	830,500	606,460
Accumulated deficit	(707,090)	(482,835)
Total equity	123,758	123,922
Total liabilities and equity	$434,875	$318,242

The accompanying notes are an integral part of these consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Operating expenses
Research and development expenses	$194,695	$129,844	$105,581
Selling, general and administrative expenses	30,692	26,529	23,104
New warrants expenses	-	-	1,863
Total operating expenses	225,387	156,374	130,549
Operating loss	(225,387)	(156,374)	(130,549)
Gain/(loss) from derivative liabilities	(128)	6,983	(10,403)
Financial investment income	16,399	12,299	11,672
Related party loan interest income	-	2,875	4,385
Interest expense	(10,140)	(3,661)	(252)
Other gain/(loss), net	(3,991)	218	(945)
Loss before income taxes	(223,248)	(137,661)	(126,091)
Income tax expense	1,007	507	1,568
Net loss	$(224,255)	$(138,168)	$(127,658)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(224,255)	$(138,168)	$(127,658)
Total comprehensive loss	$(224,255)	$(138,168)	$(127,658)

The accompanying notes are an integral part of these consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2022	269,094	$269	$503,662	$(217,008)	$286,922
Net loss	-	-	-	(127,658)	(127,658)
Warrants exercised	150	0	3	-	3
Issuance of New Warrants	-	-	1,863	-	1,863
Warrant expenses	115	0	480	-	480
Share-based compensation and issuance for vested awards	-	-	3,004	-	3,004
Other	-	-	436	-	436
Balance at December 31, 2023	269,359	$269	$509,448	$(344,668)	$165,052
Net loss	-	-	-	(138,168)	(138,168)
Warrants exercised	900	1	8	-	9
Issuance of common stock, net	23,900	24	85,188	-	85,212
Share-based compensation and issuance for vested awards	167	0	3,699	-	3,699
Warrants exchanged for common stock	3,319	3	8,116	-	8,120
Balance at December 31, 2024	297,643	$298	$606,460	$(482,835)	$123,922
Net loss	-	-	-	(224,255)	(224,255)
Share-based compensation	242	-	4,160	-	4,160
Issuance of common stock, net	47,423	47	217,353	-	217,401
Warrants exercised for common stock	2,995	3	-	-	3
Reclassification of Public Warrants from liability to equity	-	-	2,527	-	2,527
Balance at December 31, 2025	348,305	$348	$830,500	$(707,090)	$123,758

The accompanying notes are an integral part of these consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(224,255)	$(138,168)	$(127,658)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation, amortization, and loss on disposal	930	252	184
Non-cash lease expenses	504	520	84
Unrealized (gain)/loss on exchange rate changes	1,893	(2,489)	(9)
Share-based compensation	4,317	3,699	3,292
Warrant expenses	-	-	2,343
Change in fair value of derivative financial instruments	128	(6,983)	10,403
Deferred income taxes	(1,279)	(923)	(1,714)
Non-cash tax expense	-	-	436
Changes in operating assets and liabilities
Accrued interest on financial investments, net	(1,832)	(3,794)	564
Accrued interest on related party loan receivable, net	-	2,042	(391)
Other assets	(9,959)	(4,347)	623
Related party receivables	399	(282)	(299)
Accounts payable	(258)	(3,310)	2,460
Related party payables	42,624	15,705	7,510
Other payables	26,355	2,111	7,664
Net cash used by operating activities	(160,432)	(135,966)	(94,509)
Cash flows from investing activities
Redemptions of financial investments	297,000	137,000	219,500
Purchases of financial investments	(329,000)	(269,000)	(152,500)
Related party loan collected (disbursed)	-	81,000	-
Intangible assets, net	(2,180)	-	-
Expenditures for property, plant and equipment	(12,555)	(5,216)	(168)
Net cash (used) provided by investing activities	(46,735)	(56,216)	66,832
Cash flows from financing activities
Proceeds from issuance of common stock, net of fees to investors	226,336	94,288	-
Non-investor equity issuance costs	(8,927)	(956)	-
Proceeds from issuance of debt	46,334	110,762	25,453
Non-creditor debt issuance costs	(464)	(1,084)	(243)
Tax withholding on share-based compensation	(157)	-	(287)
Proceeds from exercised warrants	-	9	3
Net cash provided by financing activities	263,121	203,019	24,926
Effect of exchange rate changes on cash and cash equivalents	(707)	(1,354)	487
Increase (decrease) in cash, cash equivalents and restricted cash	55,247	9,484	(2,264)
Cash and cash equivalents at the beginning of the period	56,366	46,882	49,146
Cash and cash equivalents at the end of the period	$111,613	$56,366	$46,882
Supplemental disclosure of cash information
Cash paid for
Interest	$9,013	$2,839	$77
Income taxes	$1,265	$3,569	$1,762
Supplemental disclosure of other non-cash investing and financing activities
Property, plant & equipment expenditures in accounts payable and other payables	$2,981	$137	$106
Right-of-use assets obtained in exchange for operating lease liabilities	$24	$1,108	$376
Issuance of common stock for vested restricted stock units	$941	$878	$1,366
Reclassification of Public Warrants from liability to equity	$2,527	-	-

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

Basis of Presentation

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

Note 2 – Significant Accounting Policies

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

The Company accounts for uncertain income tax positions recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to be recognized in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as we as the related net interest and penalties.

Other Accounting Policies

See the following notes for other accounting policies impacting the Company’s consolidated financial statements:

Note	Title
3	Cash and Cash Equivalents
4	Financial Investments
9	Common Stock Warrants
11	Fair Value Measurements
13	Earnings Per Share
17	Leases
19	Segments

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. We adopted this standard effective January 1, 2025

Recently Issued Accounting Pronouncements Not Yet Adopted

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

On December 4, 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in IFRS, specifically IAS 20, Accounting for Government Grants and Disclosure of Government Assistance; makes certain targeted improvements; and modifies certain of the existing disclosure requirements in ASC 832, Government Assistance. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on the related disclosures to the consolidated financial statements

Note 3 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Bank Deposit Certificates (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less. Balances consisted of the following:

	December 31,
	2025	2024
Cash	$71,431	$11,763
CDBs	1,738	4,453
Fixed deposits	30,064	40,151
Total	$103,233	$56,366

Note 4 – Financial Investments

The financial investments are classified as held-to-maturity (“HTM”) because management has the intent and ability to hold the securities until maturity. These investments include time deposits with original maturities of one year or less, but greater than 90 days and are recorded at amortized cost in the condensed consolidated balance sheets.

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$280,845	$687	$(86)	$281,445

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$247,012	$398	$(127)	$247,283

No allowances for credit losses were recognized as of December 31, 2025 and December 31, 2024.

Note 5 – Related Party Transactions

Relationship with Embraer

Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), through one of its wholly owned subsidiaries Embraer Aircraft Holdings, Inc. (“EAH” and collectively “Embraer”), owns approximately 72% of the outstanding common stock of the Company as of December 31, 2025. The expenses from transactions with Embraer or any of its affiliates reflected in the consolidated financial statements may not be indicative of expenses that would be incurred in arm’s length transactions.

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

Refer to Note 8 and Note 9 for more information regarding the Registered Direct Offering and 2024 Private Placement.

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

Leases  The Company has entered into agreements with Embraer to lease corporate office space and other facilities, including a site expected to be used to develop the Company’s manufacturing facility for eVTOL production. The Company has entered into two lease agreements with Embraer that have not yet commenced and therefore no right-of-use asset or lease liability have been recognized as of December 31, 2025. One agreement is for a facility in Gavião Peixoto, São Paulo, Brazil, and is expected to commence later in 2026 or early in 2027. The other lease agreement is for ETT Manufacturing Site. The lease for this property is expected to commence in 2027. Refer to Note 17 for more information.

Related Party Loan  In August 2022, the Company entered into a loan agreement to lend $81.0 million to EAH in order to efficiently manage the Company’s cash at a rate of return that is favorable to the Company for an initial term of 12 months. In August 2023, the initial term of the loan was extended for an additional 12 months. On August 1, 2024, the loan matured. Principal and interest collected was $85.9 million.

Related Party Expenses

The following table summarizes the related party expenses for the presented periods:

	Year Ended December 31,
	2025	2024	2023
Research and development expenses	$138,990	$93,543	$72,768
Selling, general and administrative expenses	4,382	4,612	3,032
Total	$143,372	$98,155	$75,800

Note 6 – Other Balance Sheet Components

Other Current Assets

Other current assets are comprised of the following items:

	December 31,
	2025	2024
Advances to suppliers (a)	$17,664	$6,992
Prepaid Directors & Officers insurance	341	936
Advances to employees	57	72
Prepaid income tax	-	699
Other assets	299	258
Total	$18,362	$8,957

(a) Includes approximately $15.4 million related to supplier tooling that will ultimately be owned by the Company and used for eVTOL production. Advances for supplier tooling are recorded within the “Expenditures for property, plant and equipment” line item under investing activities of the consolidated statements of cash flows.

Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31,
	2025	2024
Construction in process ("CIP")	$8,013	$241
Tooling	5,010	-
eVTOL Mockups	2,131	516
Machinery and equipment	594	-
Leasehold improvement	224	167
Computer hardware	39	15
Total property, plant and equipment	$16,010	$939
Less: Accumulated depreciation	(688)	(328)
Total property, plant and equipment, net	$15,322	$611

CIP includes costs incurred for tooling for eVTOL production that will be owned by the Company and internal-use software. Depreciation expense is immaterial for the periods presented.

Other Current Payables

Other current payables are comprised of the following items:

	December 31,
	2025	2024
Accrued services	$23,412	$8,393
Payroll accruals	7,600	4,639
Subsidies and grants	6,530	-
Advances from customers	2,770	-
Accrued interest	1,062	810
Income Tax Payable	968	-
Other payable	371	1,579
Total	$42,713	$15,422

Note 7 – Debt

The following table summarizes the Company’s outstanding debt:

			December 31,
	Interest Rate (a)	Maturity Date	2025	2024
Term loans outstanding (b)	6.4%	2026-2040	$182,474	$133,615
Unamortized debt issuance costs (c)			(2,689)	(1,604)
Total debt, net			179,785	132,011
Less: current portion of long-term debt			(3,374)	-
Long-term debt, net			$176,412	$132,011

(a)	Weighted-average interest rate as of December 31, 2025
(b)	Includes debt denominated in BRL, converted to USD as of December 31, 2025
(c)	Excludes $49 thousand in deferred charges as of December 31, 2024, respectively, related to debt issuance costs that will be recognized pro-ratably when additional funds are drawn.

The principal borrowed under the debt arrangements matures as follows:

	2025	2026	2027	2028	2029	2030 and Thereafter	Total
Debt maturities	$-	$3,763	$36,688	$41,199	$16,363	$84,461	$182,474

The Company has the following loan agreements as of December 31, 2025:

2023 BNDES Phase 1 Loan Agreement

In January 2023, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans with an aggregate borrowing availability of R$490 million (approximately $89.1 million), to support the first phase of the development of the Company’s eVTOL project. The first loan (“Sub-credit A”), in the amount of R$80.0 million (approximately $14.5 million using the exchange rate as of December 31, 2025),was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $80.2 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from April 2027 through January 2035. As of December 31, 2025, these lines of credit have been fully drawn at a weighted-average interest rate of 5.5%.

2024 BNDES Industrialization Agreement

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $90.5 million as of December 31, 2025, denominated as follows: Sub-credit A in the amount of R$140 million (approximately $25.4 million), Sub-credit B in the amount of R$60 million (approximately $10.8 million), Sub-credit C in the amount of R$210 million (approximately $38.1 million) and Sub-credit D in the amount of R$90 million (approximately $16.2 million). The principal amount of the debt arising from the Sub-credit A will bear an interest rate of 2.20% per annum, and that arising from the Sub-credit C will bear an interest rate of 2.75% per annum above the Reference Rate (TR) 226, published in the Time Series Management System - SGS of the Central Bank of Brazil, under code no. 226, or any other that may replace it. The principal amount of the debt owed under Sub-credit B will bear interest at the rate of 1.10% per annum and under Sub-credit D will bear interest at the rate of 1.65% per annum plus the fixed rate published by the BNDES System. The financing is intended for the development of the manufacturing facility for the production of eVTOL aircraft in the city of Taubaté, São Paulo, Brazil. The financing will also be secured by the underlying machinery and equipment to be acquired with the funds for the manufacturing facility. The agreement is subject to a one-time commission fee of R$2.5 million (approximately $0.5 million). As of December 31, 2025, the Company has not drawn from these lines of credit.

2024 Citibank Credit Agreement

On October 29, 2024, the Company entered into a credit agreement with Citibank, N.A. (“Citi”) (the “Credit Agreement”), pursuant to which Citi lent $50 million and subject to an interest rate of 3.90% per year plus Term Secured Overnight Financing Rate (“SOFR”). The funds will support the production and sale of eVTOL aircraft. The Credit Agreement requires compliance with a minimum debt service coverage ratio. The ratio is tested on the last day of each fiscal quarter for the trailing four quarter period then ended. The maturity date of the instrument is October 30,2028.

2024 BNDES Phase 2 Loan Agreement

On November 22, 2024, the Company entered into a loan agreement with BNDES, pursuant to which BNDES agreed to grant the Company a loan of R$200 million (approximately $36.3 million as of December 31, 2025) and subject to an interest rate of 7.53%. The loan is intended to support the second phase of the eVTOL project. As of December 31, 2025, the Company has drawn US$24.2 million from this credit line.

2025 BNDES Electric Motors Development Loan Agreement

On November 18, 2025, the Company entered into a loan agreement with BNDES, pursuant to which BNDES has agreed to grant two lines of credit totaling approximately $36.4 million as of December 31, 2025. The credit is intended to support the electric motor development phase of electric vertical takeoff and landing aircrafts (“eVTOLs”). The first line of credit (“Sub-credit A”), is in the amount of R$160 million (approximately U.S.$29 million) and the second line of credit (“Sub-credit B”), in the amount of R$40 million (approximately U.S.$7.3 million). As of December 31, 2025, the Company has not drawn from this line of credit.

2025 PEFCO/ US EXIM Credit Agreement

On December 23, 2025, the Company entered into a loan agreement with Private Export Funding Corporation, ("PEFCO"), and Export-Import Bank of the United States, an agency of the United States of America, ("US EXIM") pursuant to which PEFCO agreed to establish a credit facility in favor of and guaranteed by the Company, in the maximum principal amount of up to U.S. 15,607,279.94, subject to certain conditions set forth in the Credit Agreement, intended to be used to finance (i) the Financed Portion of the relevant Goods (as defined in the Credit Agreement) and (ii) 100% of the Exposure Fee in respect of such Goods and Services (as defined in the Credit Agreement). The company has borrowed the total amount of US$ 13,574,467 subject to an interest rate of 1.95% per year plus Term Secured Overnight Financing Rate (“SOFR”).

BNDES Subscription Agreement

In connection with the subscription agreement entered into with BNDES, the Company agreed to covenants requiring the Company to use the gross proceeds from the subscription of BDRs in the amount of approximately $75.0 million to pay for services performed in Brazil. The Company must fully use the proceeds no later than August 15, 2028, subject to two additional one year extensions if mutually agreed by the Company and BNDES. The covenants also require services to be paid for in Brazilian reais, quarterly reporting to BNDES of the amounts used and unused, and other standard terms and conditions. If these covenants are breached, BNDES will have the right to liquidated damages equal to the amount of unused proceeds from the subscription of BDRs.

The BNDES loan agreements provide that the availability of such loans are subject to BNDES rules and regulations and or funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council.

For the release of each installment of the BNDES debt, the Company must present to the CREDITOR Letter(s) of Guarantee to be provided by a financial institution(s) that, at the discretion of the BNDES System, is in an economic-financial situation that confers a notorious degree of solvency, and the guarantor(s) must undertake as the main payer(s) of the obligations arising from the Instrument. The letter needs to be issued for a minimum period of 24 (twenty-four) months, and must be replaced or renewed until the 90th (ninetieth) day prior to the end of the term of its validity, under penalty of early maturity of this Instrument.

As of December 31, 2025, there is approximately $139.8 million available to be drawn under the Company’s debt arrangements.

Compliance with Debt Covenants

Our loan facilities require compliance with either a debt service coverage ratio, customary affirmative, negative and operational covenants, customary events of default, prepayment and cure provisions, and regular reporting to lenders including providing certain subsidiary financial statements. Our term loan with Citi requires compliance with a debt service coverage ratio (defined as sum of unrestricted cash and cash equivalents, divided by debt service obligations). Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. No covenant violations or technical defaults existed at December 31, 2025.

Note 8 – Equity

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the ticker EVEX. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1.0 billion shares of common stock; and (ii) 100 million shares of preferred stock. There were 348,304,584 and 297,644,298 shares of common stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through December 31, 2025, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation, refer to Note 9 and Note 12 for more information, respectively.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of December 31, 2025 and December 31, 2024, there was no preferred stock issued and outstanding.

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

In connection with the 2024 Private Placement during the third quarter 2024, certain investors agreed to cancel approximately 3.3 million Public Warrants in exchange for approximately 1.3 million shares of common stock of the Company.

As of December 31, 2025, there were 12,478,852 Public Warrants outstanding.

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

Certain Penny Warrants have been issued and vested immediately upon Closing. The warrants were accounted for akin to a non-refundable upfront payment to the Strategic PIPE Investor and were recorded expense when incurred as the Company had no current revenue or binding contracts when the warrants vested.

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

In connection with the 2024 Private Placement during the third quarter of 2024, an additional 2.5 million Penny Warrants were issued contingent upon the first type certification for the eVTOL in compliance with certain airworthiness authorities.

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

As of December 31, 2025, there were 18,022,536 Penny Warrants outstanding, of which 3,000,000 were vested and exercisable.

As of December 31, 2025, the Company has 15,022,536 Penny Warrants linked to events that are not probable. Each warrant becomes exercisable only when its specified conditions are satisfied or its related milestone is deemed probable. Management has evaluated each such event and determined that none are probable as of December 31, 2025.

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

As of December 31, 2025, the Company had 12,000,000 Market Warrants outstanding with an exercise price of $15.00.

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

During the fourth quarter of 2025, 4,275,445 Private Warrants were transferred to non-permitted transferees. The balances of these Private Warrants were updated up to the transference date and subsequently reclassified from liability to equity.

As of December 31, 2025, there were 9,974,555 Private Warrants outstanding.

Note 10 – Derivative Financial Instruments

The Company has derivative financial instrument liabilities of $5 million and $7.0 million, as of December 31, 2025 and December 31, 2024, respectively, related to the Private Warrants. The Company uses the share price of its Public Warrants as the input for the recurring fair value measurement of Private Warrants at the end of each reporting period within the “Derivative financial instruments” line item of the condensed consolidated balance sheets. The Public Warrants are used to remeasure the fair value as they have similar key terms. Refer to Note 9 and 11 for additional information.

For the year ended December 31, 2025 a loss of $0.1 million was recognized within the “Gain/(Loss) from derivative liabilities” line in the condensed consolidated statements of operations. For the year ended December 31, 2024 a gain of $7.0 million was recognized within the “Gain/(Loss) from derivative liabilities” line in the condensed consolidated statements of operations The change in fair value is included under operating activities within the condensed consolidated statements of cash flows.

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

During the year ended December 31, 2025 and 2024, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	December 31, 2025				December 31, 2024
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Warrants	$4,588	$-	$4,588	$-	$6,983	$-	$6,983	$-
Debt	$179,786	$-	$184,139	$-	$132,011	$-	$132,488	$-

Note 12– Share-Based Compensation

2022 Stock Incentive Plan

In May 2022 (the “Effective Date”), the shareholders of the Company approved the 2022 Stock Incentive Plan (“the Plan”). The Plan will expire on the tenth anniversary of the Effective Date. The number of common stock shares reserved under the Plan automatically increases on January 1st of each calendar year (each, an “Evergreen Date”) prior to the tenth anniversary of the Effective Date, in amount equal to the lesser of (i) 3% of the total number of shares of common stock outstanding on the December 31 immediately preceding the applicable Evergreen Date and (ii) a number of shares of Eve common stock determined by the plan administrator, unless such increase is deemed unnecessary by the plan administrator. As of December 31, 2025, the maximum number of shares of common stock reserved for issuance under the Plan is 12.3 million shares.

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

The following table summarizes the RSU activity for service-based awards for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Requisite Period Remaining (Years)
Nonvested at December 31, 2024	1,015	$6.44
Granted	1,097	$3.96
Vested	(283)	$7.40
Forfeited	(133)	$7.59
Nonvested at December 31, 2025	1,696	$4.73	1.6

The weighted-average grant date fair value of service-based awards granted during the years 2025, 2024 and 2023 was $3.96, $5.38 and $7.71, respectively.

The following table summarizes the RSU activity for awards with market conditions for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Requisite Period Remaining (Years)
Nonvested at December 31, 2024	552	$12.53
Granted	-	$0
Vested	-	$0
Forfeited	-	$0
Nonvested at December 31, 2025	552	$0	0.0

For awards that are tied to market conditions, the grant date fair value was determined based on a Monte Carlo simulation model, which takes into account certain assumptions. The weighted-average assumptions used to value the awards are expected volatility of  50.8%, a risk-free rate of 4.2% and an expected term of 2.6 years for awards with market conditions granted during the year ended December 31, 2024. The expected volatility is based on the average implied volatility of publicly traded peer companies in a similar industry with extensive trading history. The final award is determined by the market value of the Company upon vesting and may equal 0% to 200% of the initial award depending on achievement of the market condition. The weighted-average grant date fair value of awards with market conditions during the year 2024 was $2.75.

Share-based compensation plan expense and tax benefits were as follows:

	Year Ended December 31,
	2025	2024	2023
Share-based compensation expense	$4,313	$3,699	$3,292
Tax benefit	$1,491	$645	$221

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

As of December 31, 2025, the Company had $13.9 million of total unrecognized compensation expense associated with nonvested awards issued under the Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years.

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

For the years ended 2025, 2024, and 2023, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal for each period.

	Year Ended December 31,
	2025	2024	2023
Net loss	$(224,255)	$(138,168)	$(127,658)
Weighted-average shares outstanding – basic and diluted	321,348	288,524	275,763
Net loss per share – basic and diluted	$(0.70)	$(0.48)	$(0.46)

Penny Warrants included in Net loss per share calculation – basic and diluted	3,000	6,000	6,900

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

	December 31,
	2025	2024	2023
Unvested restricted stock units	2,681	1,567	1,132
Penny Warrants with unmet contingencies	15,023	15,023	13,523
Out of the money warrants	34,453	34,453	42,750
Total	52,157	51,043	57,405

Certain Penny Warrants contain contingencies agreed upon with potential customers and suppliers that have not yet been achieved. Warrants that are out of the money include Public, Private, and Market Warrants where the exercise price exceeded the common stock price for the period. Refer to Note 9 for a summary of the terms for all warrants.

Note 14 – Research and Development Expenses

Research and development expenses consist of the following:

	Year Ended December 31,
	2025	2024	2023
Outsourced service	$184,756	$117,788	$95,226
Payroll costs	9,424	11,089	9,856
Other expenses	515	967	499
Total	$194,695	$129,844	$105,581

Note 15 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following:

	Year Ended December 31,
	2025	2024	2023
Outsourced services	$13,450	$12,994	$9,531
Payroll costs	14,377	11,063	9,340
Director & Officers insurance	1,024	1,183	2,257
Other expenses	1,841	1,289	1,976
Total	$30,692	$26,529	$23,104

Note 16 – Income Taxes

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

Upon tax deconsolidation, the Company inherits the tax attributes of the entity that has departed from the EAH consolidated tax group. Historically, for U.S. federal income tax purposes, the Company's operating losses were utilized by EAH within its consolidated tax return. Consequently, these tax attributes were not retained by the Company upon tax deconsolidation. The pro-forma net operating loss tax asset, previously recorded on a separate return basis for financial reporting, was therefore written off in 2025. This adjustment is the primary driver for the unfavorable variance presented in the rate reconciliation table under "NOL Write Offs.”

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 16 – Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

The Company did not incur or pay income taxes in the United States for the year ended December 31, 2025, as it does not have taxable income subject to U.S. federal or state income tax. However, the Company is subject to taxation in Brazil. During the current year, the Company paid $1.3 million, net of refunds, in income taxes to the Government of Brazil in connection with its operations in that jurisdiction.

Our net operating loss carryforward for income tax purposes as of December 31, 2025, after tax deconsolidation from EAH, were approximately $123.8 million before tax effects, generated in 2025. These losses can be carried forward indefinitely for US and may be subject to annual limitations under applicable tax law.

Income before income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
U.S. (loss) income	$(225,250)	$(138,485)	$(130,645)
Non-U.S. (loss) income	2,002	824	4,554
Loss before income taxes	$(223,248)	$(137,661)	$(126,091)

Income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current income tax expense
U.S. federal	$-	$-	$436
U.S. state and local	-	-	-
Non-U.S.	2,286	1,430	2,846
Total current income tax expense	2,286	1,430	3,282
Deferred income tax expense (benefit)
U.S. federal	-	-	-
U.S. state and local	-	-	-
Non-U.S.	(1,279)	(923)	(1,714)
Total deferred income tax expense (benefit)	(1,279)	(923)	(1,714)
Total income tax expense	$1,007	$507	$1,568

A reconciliation of the provision for income taxes to the amount computed by applying 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows.

	Year Ended December 31,
	2025
Category
U.S. Federal Income Tax	$(46,882)	21.00%
State & Local Tax, net of Federal benefit (*)	9,535	(4.27)%
Foreign Tax effects	1,007	(0.45)%
Effect of Cross-Border Tax	420	(0.19)%
Valuation Allowance Changes	(55,466)	24.84%
Nontaxable/Nondeductible items	992	(0.44)%
Other Adjustments
NOL Write Offs	92,806	(41.57)%
Other	(1,406)	0.63%
Effective tax rate	$1,007	(0.45)

(*) Florida contributes to the majority (greater than 50%) of the tax effect in this category

A reconciliation of the statutory U.S. federal tax rate and our effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Statutory U.S. federal tax rate	21.0%	21.0%
State and local taxes	3.9%	(5.8)%
Permanent differences	0.7%	(2.4)%
Foreign rate differential	(0.1)%	(0.4)%
Intangibles	0.0%	0.0%
Other	(2.1)%	5.1%
Valuation allowance	(23.8)%	(18.7)%
Effective tax rate	(0.4)%	(1.2)%

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	Year Ended December 31,
	2025	2024
Deferred tax assets
Intangibles	$250,968	$278,919
Net operating losses carryforwards	27,080	83,338
Research and Experimental	91,561	62,783
Federal R&D Credit	-	352
Accrued benefits	6,535	6,784
Deferred Revenues	1,499	-
Other	(382)	(668)
Total deferred tax assets before valuation allowances	377,261	431,507
Less valuation allowances	(373,093)	(428,488)
Total deferred tax assets	4,168	3,019
Deferred tax liabilities
Other	(252)	(311)
Uncertain Tax Position - R&D Reserve	-	(70)
Total deferred tax liabilities	(252)	(382)
Net deferred tax assets	$3,916	$2,637

In assessing the realizability of deferred tax assets (“DTA”), management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. For Eve Brazil, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of its deductible differences. The valuation allowance decreased $55.5 million during the year ended December 31, 2025 primarily due to the write-offs of net operating loss for the year. The net operating losses for 2025 and 2024 were generated mainly due to expenditures with R&D projects, administrative expenses and the tax amortization on the step-up. Net operating losses do not expire in both jurisdictions where the Company operates (U.S. and Brazil).

The Company has no history of tax audits, nevertheless the Company believes it has provided adequate reserves for all tax deficiencies or reductions in tax benefits that could result from federal, state and foreign tax audits. The Company regularly assesses the likely outcomes of these audits in order to determine the appropriateness of the tax provision. Open tax years range from fiscal years 2022 to 2025. However, because we are carrying forward income tax attributes, such as net operating losses and tax credits from earlier tax years, these attributes can still be audited when utilized on returns filed in the future. There were no additions, reductions, or settlements of unrecognized tax benefits during 2025. The Company will recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2025 no interest or penalties have been accrued due to uncertain tax positions.

Recent Legislation

The One Big Beautiful Bill Act ("the ACT") was enacted into law on July 4, 2025. The ACT provides for modifications to U.S. tax law including changes to interest deductibility, Research and development expenses, bonus depreciation, and various international provisions. The legislation did not have a material impact on our income tax expense or effective income tax rate for the year ended December 31, 2025.

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

The following is a summary of balance sheet components of leases as of December 31:

Supplemental balance sheet information	2025	2024
Operating lease ROU assets - related parties	$237	$359
Operating lease ROU assets - third parties	73	737
Total operating lease ROU assets	$310	$1,096

Operating lease liabilities - related parties	$221	$312
Operating lease liabilities - third parties	73	735
Total operating lease liabilities	$294	$1,047

The following is a summary of the total operating lease cost recognized for the years ended December 31:

	2025	2024	2023
Operating lease cost	$198	$588	$113

The following presents supplemental information for the Company’s leases. For the years ended December 31, 2024 and 2023, leases with third parties were insignificant and are not included in the data below for those years.

	2025	2024		2023
Supplemental information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases - related parties	$172	$141		$113
Operating cash flows for operating leases - third parties	$26	$447	$	n.m.
Right-of-use assets obtained in exchange for lease obligations
Operating leases - related parties	$1	$-		$334
Operating leases - third parties	$23	$1,108	$	n.m.

Weighted-average remaining lease term (Years) - related parties	3.2	2.6		3.6
Weighted-average remaining lease term (Years) - third parties	2.7	1.4		n.m.
Weighted-average discount rate - related parties	16.9%	9.9%		10.2%
Weighted-average discount rate - third parties	5.1%	3.8%		n.m.

n.m. = not meaningful

Future minimum lease payments at December 31, 2025 were as follows:

Operating Leases
2026	$208
2027	117
2028	19
2029	5
2030	-
Thereafter	-
Total minimum lease payments	349
Imputed interest	(55)
Total operating lease liabilities - related parties	$294

As of December 31, 2025, the Company has two lease agreements with Embraer that have not yet commenced. One agreement is for a facility in Gavião Peixoto, São Paulo, Brazil. The lease is expected to commence in 2026. The other lease agreement is for a property in Taubaté, São Paulo, Brazil, which was executed on August 13, 2024. This property is expected to be used to develop the Company’s manufacturing facility for eVTOL production. The lease agreement included a commitment by the Company to invest a minimum of R$15.0 million (or approximately $2.7 million using the exchange rate as of December 31, 2025) in leasehold improvements. As of December 31, 2025, the Company incurred approximately $4.4 million in prepaid lease costs, which is recognized in the “Other non-current assets” line of the consolidated balance sheets.

Note 18 – Commitments and Contingencies

As of December 31, 2025 and 2024, the Company did not have any accruals for loss contingencies associated with litigations.

The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are either reasonably possible but not probable or probable but not reasonably estimable, are disclosed in the notes to these consolidated financial statements.

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

On May 28, 2025, the plaintiff filed a motion to certify questions regarding the constitutionality of recent amendments to 8 Del. C. § 144, which related to certain arguments raised in the defendants’ respective motions to dismiss, to the Delaware Supreme Court. On June 20, 2025, the Court entered a joint stipulated order staying all proceedings pending the Delaware Supreme Court’s resolution of overlapping constitutional questions regarding the recent amendments 8 Del. C. § 144 raised in another unrelated action, Rutledge v. Clearway Energy Group LLC, et al., C.A. No. 2025-0499-LWW.On February 27, 2026, the Delaware Supreme Court issued an opinion upholding the constitutionality of the recent amendments to 8 Del. C. § 144.  Per the stipulated order staying all proceedings, the parties are expected to submit a proposed schedule to the Court for resuming proceedings in the action by March 24, 2026.

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

For business entities, US GAAP is not prescriptive regarding accounting for government grants. Therefore, management evaluated the transaction and concluded the grant was determined to be within the scope of ASC 958-605, Revenue Recognition for Not-for-Profit Entities, specifically covering the recognition and measurement of contributions.

Revenue (or other income) related to the grant is recognized as the conditions of the grant agreement are met, which includes the incurrence of eligible project costs. Grant proceeds are recognized only to the extent that the Company has satisfied the performance requirements specified in the agreement. Upon receipt of the grant funds, the Company records a Subsidies and grants liability for the amount received, as the related conditions of the grant have not yet been satisfied. This liability is subsequently reduced and recognized as revenue (or other income) as eligible project costs are incurred and the conditions of the grant agreement are met.

As of December 31, 2025, approximately $6.9 million has been received under the Grant Agreement. The Company has incurred eligible costs of $6.9 million and made a deposit of $1.5 million into a specific bank account for funding of the Finep grant, in order to receive the first installment from Finep. The deposit and cash received under the grant agreement is classified as “Restricted cash” in the condensed consolidated balance sheets due to the restriction as to withdrawal or usage under the terms of the contractual agreement.

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

	Year Ended December 31,
Research and development expenses by segment	2025	2024	2023
eVTOL	$184,890	$118,770	$95,616
Service and Operations Solutions	6,584	5,885	5,248
UATM	3,221	5,189	4,717
Total segment expenses	194,695	129,844	105,581
Total segment loss	(194,695)	(129,844)	(105,581)
Expenses not allocated to segments, net (a)	28,553	7,817	20,509
Loss before income taxes	$(223,248)	$(137,661)	$(126,091)

(a) Includes SG&A expenses, new warrant expenses, and other non-operating income and expenses not allocated to each segment.

Note 20 – Subsequent Events

Itau Syndicated Loan

EVE UAM, LLC (“EVE UAM”), a Delaware limited liability company and wholly owned subsidiary of Eve Holding, Inc., a Delaware corporation (the “Company”), and the Company entered into a syndicated credit agreement (the “Credit Agreement”) with Banco do Brasil S.A. New York Branch (“BB”), Citibank, N.A. (“Citibank”), Itaú Unibanco S.A. Miami Branch (“Itaú”), MUFG Bank, Ltd. (“MUFG”, and, together with BB, Citibank and Itaú, the “Lenders” and each a “Lender”), and Banco Itaú Chile as administrative agent (in such capacity the “Administrative Agent”), dated as of January 13, 2026, pursuant to which the Lenders agreed, subject to certain conditions set forth in the Credit Agreement, to provide an advance to EVE UAM of an aggregate amount of U.S.$150 million. On January 15, 2026, the conditions set forth in the Credit Agreement were satisfied and the Lenders provided an advance in an aggregate amount of U.S.$150 million to EVE UAM. The advance is to be used for EVE UAM’s core business activities, including, but not limited to, payments to the suppliers and/or to finance the prepayment of its costs of producing and selling its goods. The Company agreed to guaranty EVE UAM’s obligations under the Credit Agreement.

The advance under the Credit Agreement is subject to an interest rate of Term SOFR plus 3.10% per annum for the applicable Interest Period (as such terms are defined in the Credit Agreement). One-half of the advance under the Credit Agreement is subject to mandatory repayment on the date that is four years from the closing of the advance and the remainder is subject to mandatory repayment on the date that is five years from the signing of the Credit Agreement.

Citibank Loan Prepayment

On January 14, 2026, the Company prepaid in full its outstanding loan with Citibank, N.A, totaling $50 million, together with all accrued interest due as of the payoff date. As a result of the prepayment, the loan agreement was terminated, and all related obligations were extinguished.

The early repayment was made in connection with, and as a required condition to the Company’s entry into a new syndicated Credit Agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025, as further described below.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on the assessment performed, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item will be included under the headings “Proposal 1 – Election of Directors,” “Information About Our Executive Officers,” “General Information About the Board of Directors,” “Insider Trading Policy,” “Code of Conduct” and, if applicable, “Delinquent Section 16(a) Reports” in the proxy statement for the 2026 annual meeting of the Company’s stockholders (the “2026 Proxy Statement”), which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

Item 11.  Executive Compensation

Information required by this Item will be included under the headings “Compensation Discussion and Analysis,”  “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation”” in the 2026 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be included under the headings “Principal Stockholders” and “Equity Compensation Plan Information” in the 2026 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be included under the headings “Certain Relationships and Related Person Transactions” and “Director Independence” in the 2026 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this Item will be included under the heading “Fees Billed by the Principal Accountant” in the 2026 Proxy Statement, which is expected to be filed within 120 days of our fiscal year end and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)  Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†**	Business Combination Agreement, dated as of December 21, 2021, by and among Zanite Acquisition Corp., Embraer S.A., EVE UAM, LLC and Embraer Aircraft Holding, Inc.	DEFM14A	001-39704	Annex A	April 13, 2022
3.1**	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2**	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
4.1**	Specimen Common Stock Certificate of Eve Holding, Inc.	8-K	001-39704	4.1	May 13, 2022
4.2**	Warrant Agreement, dated as of November 16, 2020, by and between Zanite Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39704	4.1	November 19, 2020
4.3**	Description of Securities.	10-K	001-39704	4.3	March 23, 2023
10.1†**	Amended and Restated Registration Rights Agreement dated as of May 9, 2022, by and among Embraer Aircraft Holding, Inc., Zanite Sponsor LLC and certain other parties thereto.	8-K	001-39704	10.1	May 13, 2022
10.2†**	Stockholders Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc. and Zanite Sponsor LLC.	8-K	001-39704	10.2	May 13, 2022
10.3**	Tax Receivable Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.3	May 13, 2022
10.4**	Tax Sharing Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.4	May 13, 2022
10.5**	Form of Indemnification Agreement.	DEFM14A	001-39704	Annex L	April 13, 2022
10.6#**	Eve Holding, Inc. 2022 Stock Incentive Plan.	DEFM14A	001-39704	Annex K	April 13, 2022
10.7†**	Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex G	April 13, 2022
10.71	First Amendment, dated October 6, 2022, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.					X
10.72**	Second Amendment, dated as of June 30, 2023, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A and EVE UAM, LLC.	10-Q	001-39704	10.4	August 18, 2023
10.73	Third Amendment, dated July 29, 2023, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.					X
10.74**	Fifth Amendment, dated February 4, 2025, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	10-Q	001-39704	10.2	August 6, 2025
10.75**	Sixth Amendment, dated July 29, 2025, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	10-Q	001-39704	10.1	November 4, 2025
10.8†**	Master Services Agreement, dated as of December 14, 2021, by and between Atech Negócios em Tecnologias S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex H	April 13, 2022
10.9**	Fourth Amendment, dated September 9, 2024, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	8-K	001-39704	10.4	November 4, 2024

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

10.10††**	Amendment, effective September 17, 2024, to the Master Services Agreement, dated as of December 14, 2021, by and between Atech Negócios em Tecnologias S.A and EVE UAM, LLC.	8-K	001-39704	10.6	November 4, 2024
10.11†**	Services Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex I	April 13, 2022
10.12†**	Database Limited Access Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex M	April 13, 2022
10.13†**	Shared Services Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc., EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex N	April 13, 2022
10.14†**	Contribution Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc. and EVE UAM, LLC	DEFM14A	001-39704	Annex J	April 13, 2022
10.15**	Form of Strategic Warrant Agreement Number 1, dated as of December 21, 2021	DEFM14A	001-39704	Annex P	April 13, 2022
10.16**	Form of Strategic Warrant Agreement Number 2, dated as of December 21, 2021	DEFM14A	001-39704	Annex Q	April 13, 2022
10.17**	Form of Strategic Warrant Agreement Number 3, dated as of December 21, 2021	DEFM14A	001-39704	Annex R	April 13, 2022
10.18**	Form of Warrant Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.2	July 1, 2024
10.19**	Form of Warrant Exchange Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.3	July 1, 2024
10.20#†**	Employment Agreement, dated as of September 14, 2021, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc., Embraer S.A. (solely with respect to Section 11 thereof) and Gerard J. DeMuro.	8-K	001-39704	10.16	May 13, 2022
10.21**	Form of Subscription Agreement, dated as of December 21, 2021.	DEFM14A	001-39704	Annex S	April 13, 2022
10.22**	Amendment to the Subscription Agreement with Embraer Aircraft Holding, Inc., dated as of April 4, 2022.	8-K	001-39704	99.1	April 4, 2022
10.23**	Subscription Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.1	September 8, 2022
10.24**	Form of Subscription Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.1	July 1, 2024
10.25**	Warrant Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.2	September 8, 2022
10.26**	Promissory Note, dated as of February 3, 2022, issued to Zanite Sponsor LLC.	8-K	001-39704	10.1	February 4, 2022
10.27††**	Loan Agreement, dated as of January 23, 2023, by and between EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento Econômico e Social – BNDES (English Translation).	8-K	001-39704	10.1	January 30, 2023
10.28#**	Separation Agreement by and among Eve Holding, Inc. and Gerard DeMuro, dated January 15, 2024.	8-K	001-39704	10.1	January 16, 2024
10.29††**	Supply Agreement, effective as of August 31, 2023, by and between EVE UAM, LLC. and Embraer S.A.	8-K	001-39704	10.1	October 13, 2023

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

10.30††**	Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.	8-K	001-39704	10.1	June 23, 2023
10.31††**	First Amendment, dated as of July 12, 2023, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.	10-K	001-39704	10.26	March 8, 2024
10.32††**	Second Amendment, dated as of December 20, 2023, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.	10-K	001-39704	10.27	March 8, 2024
10.33††**	Supply Agreement, effective as of May 22, 2023, by and between EVE UAM, LLC., Embraer S.A., and SOCIETE DUC (t/a DUC Hélices Propellers).	8-K	001-39704	10.2	June 23, 2023
10.34††**	Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.	8-K	001-39704	10.3	June 23, 2023
10.35††**	First Amendment, dated August 15, 2024, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.	8-K	001-39704	10.5	November 4, 2024
10.36#**	Employment Agreement by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda., Eve Holding, Inc. and Johann Bordais, dated September 29, 2023.	8-K	001-39704	10.1	October 4, 2023
10.37**	Loan Agreement, dated as of August 1, 2022, by and between EVE UAM, LLC and Embraer Aircraft Holding.	10-K	001-39704	10.31	March 8, 2024
10.38**	First Amendment, effective as of August 1, 2023, to the Loan Agreement, dated as of August 1, 2022, by and between EVE UAM, LLC and Embraer Aircraft Holding, Inc.	10-K	001-39704	10.32	March 8, 2024
10.39††**	Financing Agreement, dated as of October 7, 2024, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda., Embraer S.A. as intervening party, and Banco Nacional de Desenvolvimento Econômico e Social – BNDES.	8-K	001-39704	10.2	November 27, 2024
10.40††**	Financing Agreement, dated as of November 21, 2024, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda.and Banco Nacional de Desenvolvimento Econômico e Social – BNDES.	8-K	001-39704	10.1	November 27, 2024
10.41**	Credit Agreement, dated as of October 29, 2024, by and among Eve Holding, Inc., EVE UAM, LLC and Citibank, N.A.	8-K	001-39704	10.1	October 30, 2024
10.42††**	Training Services Agreement, dated as of October 22, 2024, by and between EVE UAM, LLC and Embraer CAE Training Services, LLC.	8-K	001-39704	10.1	October 28, 2024
10.43††**	First Amendment, dated October 8, 2024, to the Loan Agreement, dated as of January 23, 2023, by and between EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento.	10-K	001-39704	10.43	March 11, 2025
10.44††**	First Amendment, dated October 24, 2024, to the Supply Agreement, effective as of May 22, 2023, by and between EVE UAM, LLC., Embraer S.A., and SOCIETE DUC (t/a DUC Hélices Propellers).	10-K	001-39704	10.44	March 11, 2025
10.45**	Economic Grant Agreement, dated as of May 14, 2025, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda. and FINANCIADORA DE ESTUDOS E PROJETOS - Finep. (English Translation).	8-K	001-39704	10.1	May 20, 2025
10.46**	Second Amendment, dated as of April 23, 2025, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.	10-Q	001-39704	10.3	August 6, 2025
16.1**	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.1	May 13, 2022
16.2**	Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.2	May 13, 2022

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

16.3**	Form of Subscription Agreement by and among Eve Holding, Inc. and Subscriber.	8-K	001-39704	10.1	August 15, 2025
16.4**	Subscription Agreement, dated as of August 13, 2025, by and among Eve Holding, Inc., BNDES Participações S.A. – BNDESPAR and Banco Bradesco S.A.	8-K	001-39704	10.2	August 15, 2025
16.5**	Subscription Agreement, dated as of August 13, 2025, by and between Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.3	August 15, 2025
16.6**	Letter Agreement, dated as of August 13, 2025, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc. and BNDES Participações S.A. – BNDESPAR.	8-K	001-39704	10.4	August 15, 2025
16.7**	Master Services Agreement 2, dated September 2, 2025, by and among EVE UAM, LLC and Embraer S.A.	8-K	001-39704	10.1	September 25, 2025
16.8

Amendment and Restatement No. 1 to Financing Agreement No. [***], entered into by and between the National Bank for Economic and Social Development – BNDES, and Eve Soluções de Mobilidade Aérea Urbana Ltda.

						X
16.9**	Financing Agreement, dated as of November 14, 2025, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento Econômico e Social – BNDES.	8-K	001-39704	10.1	November 20, 2025
17.1**	Credit Agreement, dated as of December 23, 2025, by and among Eve Holding, Inc., EVE UAM, LLC, Private Export Funding Corporation, and Export-Import Bank of the United States.	8-K	001-39704	10.1	December 23, 2025
17.2**	Credit Agreement, dated as of January 13, 2026, by and among EVE UAM, LLC, Eve Holding, Inc., Itaú Unibanco S.A. Miami Branch, Citibank, N.A., Banco do Brasil S.A. New York Branch, MUFG Bank, Ltd.and Banco Itaú Chile.	8-K	001-39704	10.1	January 16, 2026
19.1	Eve Holding, Inc. Insider Trading Policy					X
21.1**	List of Subsidiaries	8-K	001-39704	21.1	May 13, 2022
23.1	Consent of KPMG LLP					X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.3	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
97.1#**	Eve Holding, Inc. Clawback Policy	10-K	001-39704	97.1	March 8, 2024

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**	Previously filed.
#	Indicates management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVE HOLDING, INC.

Date: March 16, 2026	By:	/s/ Johann Bordais
Johann Bordais Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johann Bordais Johann Bordais	Chief Executive Officer (Principal Executive Officer)	March 16, 2026

/s/Eduardo Couto Eduardo Couto	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2026

/s/Luis Carlos Affonso Luis Carlos Affonso	Director	March 16, 2026

/s/Michael Amalfitano Michael Amalfitano	Director	March 16, 2026

/s/Marion Clifton Blakey Marion Clifton Blakey	Director	March 16, 2026

/s/Uallace Moreira Lima Uallace Moreira Lima	Director	March 16, 2026

/s/Gerard J. DeMuro Gerard J. DeMuro	Director	March 16, 2026
/s/Paul Eremenko Paul Eremenko	Director	March 16, 2026

/s/Sergio Pedreiro Sergio Pedreiro	Director	March 16, 2026