Form 10-Q
period 2026-03-31
Eve Holding, Inc.
filed 2026-05-05
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, there were 348,304,584 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

EVE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$120,943	$103,233
Restricted cash	8,505	8,380
Financial investments	311,629	280,845
Related party receivable	11	54
Other current assets	15,650	18,362
Total current assets	456,738	410,874
Non-current assets
Related party receivables	19	19
Property, plant & equipment, net	11,697	10,560
Right-of-use assets, net	269	310
Capitalized software, net	5,984	4,762
Deferred income taxes, net	3,916	3,916
Other non-current assets	5,654	4,434
Total non-current assets	27,538	24,002
Total assets	$484,276	$434,875

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$5,044	$3,828
Related party payables	59,177	70,265
Current portion of long-term debt	3,414	3,374
Warrant liability	3,990	4,588
Other current payables	48,693	42,713
Total current liabilities	120,318	124,769
Non-current liabilities
Long-term debt	295,820	176,412
Other non-current payables	2,268	1,890
Related party payables	9,817	8,046
Total non-current liabilities	307,905	186,348
Total liabilities	428,223	311,117
Commitments and contingencies (Note 15)
Equity
Common stock, $0.001 par value	348	348
Additional paid-in capital	831,608	830,500
Accumulated deficit	(775,903)	(707,090)
Total equity	56,054	123,758
Total liabilities and equity	$484,276	$434,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating expenses
Research and development expenses	$59,077	$44,711
Selling, general and administrative expenses	7,247	7,892
Total operating expenses	66,323	52,603
Operating loss	(66,323)	(52,603)
Gain from warrant liability	598	3,315
Financial investment income	5,122	3,914
Interest expense	(4,619)	(2,234)
Other loss, net	(3,496)	(1,734)
Loss before income taxes	(68,718)	(49,342)
Income tax expense (benefit)	95	(558)
Net loss	$(68,813)	$(48,784)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(68,813)	$(48,784)
Total comprehensive loss	$(68,813)	$(48,784)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts) (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2024	297,644	$298	$606,460	$(482,835)	$123,922
Net loss	-	-	-	(48,784)	(48,784)
Share-based compensation	-	-	1,002	-	1,002
Balance as of March 31, 2025	297,644	298	607,462	(531,619)	76,141

Balance as of December 31, 2025	348,305	348	830,500	(707,090)	123,758
Net loss	-	-	-	(68,813)	(68,813)
Share-based compensation	-	-	1,108	-	1,108
Balance as of March 31, 2026	348,305	$348	$831,608	$(775,903)	$56,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net loss	$(68,813)	$(48,784)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	394	82
Non-cash lease expenses	42	172
Unrealized loss (gain) on exchange rate changes	2,447	981
Share-based compensation	1,108	1,002
Warrants remeasurement gain (loss)	(598)	(3,315)
Deferred income taxes	-	(99)
Changes in operating assets and liabilities
Accrued interest on financial investments, net	216	(84)
Other assets	1,093	(1,346)
Related party receivables	42	504
Accounts payable	(540)	(529)
Related party payables	(9,272)	17,748
Other payables	5,768	8,790
Net cash used by operating activities	(68,113)	(24,878)
Cash flows from investing activities
Redemptions of financial investments	79,000	117,000
Purchases of financial investments	(110,000)	(98,000)
Expenditures for property, plant and equipment	(526)	(464)
Net cash provided (used) by investing activities	(31,526)	18,536
Cash flows from financing activities
Repayment of long-term debt principal	(50,736)	-
Proceeds from debt	167,919	9,455
Non-creditor debt issuance costs	(121)	(178)
Net cash provided by financing activities	117,062	9,277
Effect of exchange rate changes on cash and cash equivalents	412	209
Increase (decrease) in cash, cash equivalents and restricted cash	17,835	3,144
Cash, cash equivalents and restricted cash at beginning of period	111,613	56,366
Cash, cash equivalents and restricted cash at end of period	$129,448	$59,510
Supplemental disclosure of cash information
Cash paid for interest	$1,717	$2,088
Cash paid for income tax	$-	$372
Supplemental disclosure of other non-cash investing and financing activities
Property expenditures in accounts payable and other payables	$1,710	$441
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding

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

Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. Additionally, operating results for interim periods are not necessarily indicative of the results that can be expected for a full year. The unaudited condensed consolidated financial statements herein should be read in conjunction with our audited consolidated financial statements and notes thereto included within our 2025 Form 10-K. These unaudited condensed consolidated financial statements reflect, in the opinion of management, all material adjustments (which include normal recurring adjustments) necessary to fairly state, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented. All intercompany balances and transactions were eliminated in consolidation. Certain columns and rows may not add due to rounding.

Priod Period Reclasssification

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. We adopted this standard effective January 1, 2025. The adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

	March 31, 2026	December 31, 2025
Cash	$47,850	$71,431
CDBs	2,635	1,738
Fixed deposits	70,457	30,064
Total cash and cash equivalents	$120,943	$103,233

Note 3 – Financial Investments

The financial investments are classified as held-to-maturity (“HTM”) because management has the intent and ability to hold the securities until maturity. These investments include time deposits with original maturities of one year or less, but greater than 90 days and are recorded at amortized cost in the condensed consolidated balance sheets.

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$311,629	$304	$(324)	$311,609

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$280,845	$687	$(86)	$281,445

No allowances for credit losses were recognized as of March 31, 2026 and December 31, 2025.

Note 4 – Related Party Transactions

Relationship with Embraer

Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), through one of its wholly owned subsidiaries Embraer Aircraft Holdings, Inc. (“EAH” and collectively “Embraer”), owns approximately 72% of the outstanding common stock of the Company as of March 31, 2026. The expenses from transactions with Embraer or any of its affiliates reflected in the condensed consolidated financial statements may not be indicative of expenses that would be incurred in arm’s length transactions.

In September 2025, the Company completed a registered direct offering (the “Registered Direct Offering”), which included investment from, among others, Embraer, pursuant to which the Company received aggregate gross proceeds of $230.0 million. In the Registered Direct Offering, Embraer purchased approximately 4.1 million shares of common stock for $20.0 million.

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

Corporate Costs  Embraer incurs corporate costs for services provided to the Company. These costs include, but are not limited to, expenses for information systems, accounting, treasury, purchasing, human resources, legal, and facilities. These costs benefit the Company, but are not covered under the MSA, SSA or MSA2. The corporate costs are allocated between the “Research and development expenses” and “Selling, general and administrative expenses” line items of the condensed consolidated statements of operations as appropriate.

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

Leases  The Company has entered into agreements with Embraer to lease corporate office space and other facilities, including a site expected to be used to develop the Company’s manufacturing facility for eVTOL production. The Company has entered into two lease agreements with Embraer that have not yet commenced and therefore no right-of-use asset or lease liability have been recognized as of March 31, 2026. One agreement is for a facility in Gavião Peixoto, São Paulo, Brazil, and is expected to commence later in 2026 or early in 2027. The other lease agreement is for ETT Manufacturing Site. The lease for this property is expected to commence in 2027.

Related Party Expenses

The following table summarizes the related party expenses for the periods:

	Three Months Ended
	March 31, 2026	March 31, 2025
Research and development expenses	$41,545	$29,754
Selling, general and administrative expenses	839	999
Total	$42,384	$30,753

Note 5 – Other Balance Sheet Components

Property, Plant and Equipment

Property, Plant and Equipment consisted of the following:

	March 31, 2026	December 31, 2025
Tooling	$5,445	$5,010
Construction in process ("CIP")	4,174	3,251
eVTOL mockups	2,131	2,131
Machinery and equipment	619	594
Leasehold improvement	224	224
Computer hardware	44	39
Total property, plant and equipment	$12,637	$11,248
Less: Accumulated depreciation	(940)	(688)
Total property, net	$11,697	$10,560

CIP includes costs incurred for tooling for eVTOL production that will be owned by the Company. Depreciation expense is immaterial for the periods presented.

Other Current Payables

Other current payables are comprised of the following items:

	March 31, 2026	December 31, 2025
Accrued services	$28,138	$23,412
Accrued payroll	8,003	7,600
Subsidies and grants	6,204	6,530
Accrued interest	3,224	2,770
Advances from customers	2,670	1,062
Income Tax Payable	95	968
Other payables	361	371
Total	$48,693	$42,713

Capitalized Software, Net

The Company capitalizes certain qualifying costs incurred during the application development stage to develop or obtain internal-use software, in accordance with ASC 350-40. Capitalization begins when management authorizes and commits to funding the project, and it is probable that the project will be completed and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, data conversion, and training are expensed as incurred.  Capitalized internal-use software will be amortized on a straight-line basis over its estimated useful life, which generally ranges from 3 to 5 years, once the software is place in service.

For the three months ended March 31, 2026 there is $5.8 million related to software not placed in service.

Note 6 – Debt

The following table summarizes the Company’s outstanding debt:

Title	Interest Rate (a)	Maturity Dates	March 31, 2026	December 31, 2025
Term loans outstanding (b)	6.4%	2026-2040	$303,559	$182,474
Unamortized debt issuance costs			(4,326)	(2,689)
Total debt, net			299,233	179,785
Less: current portion of long-term debt			(3,414)	(3,374)
Long-term debt, net			$295,820	$176,412

(a)	Weighted-average interest rate as of March 31, 2026
(b)	Includes debt denominated in BRL and converted to USD as of the reporting date

The long-term debt principal as of March 31, 2026 matures as follows:

	2026	2027	2028	2029	2030	2031 and thereafter	Total
Debt maturities	$3,101	$11,774	$17,904	$18,069	$93,234	$159,476	$303,559

The Company has the following loan agreements as of March 31, 2026:

2023 BNDES Phase 1 Loan Agreement

In January 2023, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans with an aggregate borrowing availability of R$490 million (approximately $95.5 million), to support the first phase of the development of the Company’s eVTOL project. The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $15.3 million),was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $80.2 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from April 2027 through January 2035. As of March 31, 2026, these lines of credit have been fully drawn at a weighted-average interest rate of 5.5%.

2024 BNDES Industrialization Agreement

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $94.0 million as of March 31, 2026, denominated as follows: Sub-credit A in the amount of R$140 million (approximately $26.8 million), Sub-credit B in the amount of R$60 million (approximately $10.8 million), Sub-credit C in the amount of R$210 million (approximately $40.2 million) and Sub-credit D in the amount of R$90 million (approximately $16.2 million). The principal amount of the debt arising from the Sub-credit A will bear an interest rate of 2.20% per annum, and that arising from the Sub-credit C will bear an interest rate of 2.75% per annum above the Reference Rate (TR) 226, published in the Time Series Management System - SGS of the Central Bank of Brazil, under code no. 226, or any other that may replace it. The principal amount of the debt owed under Sub-credit B will bear interest at the rate of 1.10% per annum and under Sub-credit D will bear interest at the rate of 1.65% per annum plus the fixed rate published by the BNDES System. The financing is intended for the development of the manufacturing facility for the production of eVTOL aircraft in the city of Taubaté, São Paulo, Brazil. The financing will also be secured by the underlying machinery and equipment to be acquired with the funds for the manufacturing facility. The agreement is subject to a one-time commission fee of R$2.5 million (approximately $0.5 million). As of March 31, 2026, the Company has not drawn from these lines of credit.

2024 Citibank Credit Agreement

On October 29, 2024, the Company entered into a credit agreement with Citibank, N.A. (“Citi”) (the “Citi Agreement”), pursuant to which Citi lent $50 million and subject to an interest rate of 3.90% per year plus Term Secured Overnight Financing Rate (“SOFR”). The funds will support the production and sale of eVTOL aircraft. The Credit Agreement requires compliance with a minimum debt service coverage ratio. The ratio is tested on the last day of each fiscal quarter for the trailing four quarter period then ended. The maturity date of the instrument is October 30,2028.

On January 14, 2026, the Company prepaid in full its outstanding loan with Citibank, N.A, totaling $50 million, together with all accrued interest due as of the payoff date. As a result of the prepayment, the loan agreement was terminated, and all related obligations were extinguished.

The early repayment was made in connection with, and as a required condition to the Company’s entry into a new syndicated Credit Agreement

2024 BNDES Phase 2 Loan Agreement

On November 22, 2024, the Company entered into a loan agreement with BNDES, pursuant to which BNDES agreed to grant the Company a loan of R$200 million (approximately $38.3 million) and subject to an interest rate of 7.53%. The loan is intended to support the second phase of the eVTOL project. As of March 31, 2026, the Company has drawn $35.7million from this line of credit.

2025 BNDES Electric Motors Development Loan Agreement

On November 18, 2025, the Company entered into a loan agreement with BNDES, pursuant to which BNDES has agreed to grant two lines of credit totaling approximately $38.4 million as of December 31, 2025. The first loan (“Sub-credit A”), in the amount of R$160 million (approximately $30.7 million), was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A will bear interest of 7.88% per annum. The second loan (“Sub-credit B”), in the amount of R$ 40 million (approximately $7.3 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B will bear interest of 1.1% per annum plus the fixed rate published by the BNDES System. Both lines has maturity dates on a semi-annual basis from May 2028 through November 2040. The credit is intended to support the electric motor development phase of electric vertical takeoff and landing aircrafts (“eVTOLs”). The first line of credit (“Sub-credit A”), is in the amount of R$160 million (approximately U.S.$30.7 million) and the second line of credit (“Sub-credit B”), in the amount of R$40 million (approximately U.S.$7.3 million). As of March 31, 2026, the Company has drawn $9.6 million from this credit line.

2025 PEFCO/ US EXIM Credit Agreement

On December 23, 2025, the Company entered into a loan agreement with Private Export Funding Corporation, ("PEFCO"), and Export-Import Bank of the United States, an agency of the United States of America, ("US EXIM") pursuant to which PEFCO agreed to establish a credit facility in favor of and guaranteed by the Company, in the maximum principal amount of up to U.S. 15,607,279.94, subject to certain conditions set forth in the Credit Agreement, intended to be used to finance (i) the Financed Portion of the relevant Goods (as defined in the Credit Agreement) and (ii) 100% of the Exposure Fee in respect of such Goods and Services (as defined in the Credit Agreement). The company has borrowed the total amount of US$ 13,574,467 subject to an interest rate of 1.95% per year plus Term Secured Overnight Financing Rate (“SOFR”) and with maturity dates on a quarterly basis from March 2026 through December 2030.As of March 31, 2026, the Company has drawn $13.6 million from this loan agreement.

BNDES Subscription Agreement

In connection with the subscription agreement entered into with BNDES, the Company agreed to covenants requiring the Company to use the gross proceeds from the subscription of Brazilian Depositary Receipts in the amount of approximately $75.0 million to pay for services performed in Brazil. The Company must fully use the proceeds no later than August 15, 2028, subject to two additional one year extensions if mutually agreed by the Company and BNDES. The covenants also require services to be paid for in Brazilian reais, quarterly reporting to BNDES of the amounts used and unused, and other standard terms and conditions. If these covenants are breached, BNDES will have the right to liquidated damages equal to the amount of unused proceeds from the subscription of Brazilian Depositary Receipts.

The BNDES loan agreements provide that the availability of such loans are subject to BNDES rules and regulations and or funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council.

For the release of each installment of the BNDES debt, the Company must present to the creditor Letter(s) of Guarantee to be provided by a financial institution(s) that, at the discretion of the BNDES System, is in an economic-financial situation that confers a notorious degree of solvency, and the guarantor(s) must undertake as the main payer(s) of the obligations arising from the Instrument. The letter needs to be issued for a minimum period of 24 (twenty-four) months, and must be replaced or renewed until the 90th (ninetieth) day prior to the end of the term of its validity, under penalty of early maturity of this Instrument

2026 Itau Syndicated Credit Agreement

On January 15 2026 the Company and Banco do Brasil S.A. New York Branch, Citibank, Itaú Unibanco S.A. Miami Branch, MUFG Bank, Ltd (collectively referred to as “Lenders”) entered into a syndicated credit agreement and Banco Itaú Chile as administrative agent, pursuant to which the Lenders agreed, subject to certain conditions set forth in the Credit Agreement, to provide an advance to EVE UAM of an aggregate amount of $150 million. On January 15, 2026, the conditions set forth in the Credit Agreement were satisfied and the Lenders provided an advance in an aggregate amount of U.S.$150 million to EVE UAM. The advance is to be used for EVE UAM’s core business activities, including, but not limited to, payments to the suppliers and/or to finance the prepayment of its costs of producing and selling its goods. The Company agreed to guarantee EVE UAM’s obligations under the Credit Agreement. The principal will bear interest of 3.1% per annum plus three-month Term SOFR Rate published by CME and has maturity dates on a annual basis from January 2030 through January 2031. As of March 31, 2026, the Company has drawn $150.0 million from this credit agreement.

As of March 31, 2026, there is approximately $127.0 million available to be drawn under the Company’s debt arrangements.

Compliance with Debt Covenants

Our loan facilities require compliance with either a debt service coverage ratio, customary affirmative, negative and operational covenants, customary events of default, prepayment and cure provisions, and regular reporting to lenders including providing certain subsidiary financial statements. Our term loan with our Syndicated loan requires compliance with a debt service coverage ratio (defined as sum of unrestricted cash and cash equivalents, divided by debt service obligations). Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. No covenant violations or technical defaults existed at March 31, 2026.

Note 7 – Equity

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the ticker EVEX. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1.0 billion shares of common stock; and (ii) 100.0 million shares of preferred stock. There were 348,304,584 shares of common stock issued and outstanding as of March 31, 2026 and December 31, 2025, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through March 31, 2026, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation. Refer to Note 8 and Note 11 for additional information.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of March 31, 2026 and December 31, 2025, there was no preferred stock issued and outstanding.

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

As of March 31, 2026, there were approximately 12,478,852 Public Warrants outstanding.

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

In October 2024, the Company and a supplier mutually agreed to discontinue their collaboration in advanced air mobility, which terminated 1,000,000 Penny Warrants

The Penny Warrants were measured at fair value on the grant date. The grant date is either the original grant date or, in cases where there has been a modification to the underlying agreement, the effective date of the modified agreement is used as the new grant date for determining fair value. The grant date fair value of Penny Warrants was calculated by subtracting $0.01 from Company’s common stock share price on the grant date.

In July 2025, warrant holders exercised 3.0 million Penny Warrants for slightly less than 3.0 million shares of the Company’s common stock. The difference between the number of exercised warrants and issued common stock reflects a cashless exercise.

As of March 31, 2026, there were approximately 18,022,536 Penny Warrants outstanding, of which 3,000,000 were vested and exercisable.

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

As of March 31, 2026, the Company had 12,000,000 Market Warrants outstanding with an exercise price of $15.00.

Warrants Classified as Liabilities

Private Warrants

The Company has outstanding warrants issued in private placements (the “Private Warrants”), which are recorded in the “Warrant Liability” line of the condensed consolidated balance sheets. Each Private Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to conditions as defined in the respective warrant agreement. The Private Warrants have similar terms as the Public Warrants, except for the $0.01 cash redemption feature. However, in the event a Private Warrant is transferred to a third-party not affiliated with the Company (referred to as a non-permitted transferee), the warrant becomes a Public Warrant and is subject to the $0.01 cash redemption feature. If this occurs, the calculation changes for the settlement amount of the Private Warrants. Since the settlement amount depends solely on who holds the instrument, which is not an input to the fair value of a fixed-for-fixed option or forward on equity shares, the Private Warrants are liability classified.

As of March 31, 2026, there were approximately 9,974,555 Private Warrants outstanding.

Note 9 –Warrant Liability

The Company has warrant liabilities of $4.0 million and $4.6 million, as of March 31, 2026 and December 31, 2025, respectively, related to the Private Warrants. The Company uses the share price of its Public Warrants as the input for the recurring fair value measurement of Private Warrants at the end of each reporting period within the “Warrant Liability” line item of the condensed consolidated balance sheets. The Public Warrants are used to remeasure the fair value as they have similar key terms. Refer to Note 8 and 10 for additional information.

During the three months ended March 31, 2026 and 2025, gains of $0.6 million and $3.3 million, respectively, were recognized within the “Gain from Warranty Liability” line in the condensed consolidated statements of operations. The change in fair value is included under operating activities within the condensed consolidated statements of cash flows.

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

As of March 31, 2026 and December 31, 2025, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	March 31, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Warrants	$3,990	$-	$3,990	$-	$4,588	$-	$4,588	$-
Debt	$299,233	$-	$322,713	$-	$179,786	$-	$184,139	$-

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

For the three months ended March 31, 2026 and 2025, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal in each respective period.

	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(68,813)	$(48,784)
Weighted-average shares outstanding – basic and diluted	351,805	303,644
Net loss per share – basic and diluted	$(0.20)	$(0.16)

Penny warrants included in Net loss per share calculation	3,000	6,000

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

	March 31, 2026	March 31, 2025
Unvested restricted stock units	2,241	1,539
Penny warrants subject to unmet contingencies	15,023	15,023
Warrants “out-of-the-money”	34,453	34,453
Total	51,717	51,014

Certain Penny Warrants contain contingencies agreed upon with potential customers and suppliers that have not yet been achieved. Warrants that are out of the money include Public, Private, and Market Warrants where the exercise price exceeded the common stock price for the period. Refer to Note 8 for a summary of the terms for all warrants.

Note 12 – Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended
	March 31, 2026	March 31, 2025
Outsourced services	$55,957	$42,206
Payroll costs	2,977	2,339
Other expenses	143	165
Total	$59,077	$44,711

Note 13 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended
	March 31, 2026	March 31, 2025
Payroll costs	$3,296	$4,339
Outsourced services	3,157	2,878
Director and officers insurance	256	256
Other expenses	537	419
Total	$7,247	$7,892

Note 14 – Income Taxes

The Company calculates its income tax expense using the annual effective tax rate (“AETR”) simplified methodology, under which interim income tax expense is determined by applying the estimated annual effective tax rate to year‑to‑date pre‑tax income, adjusted for discrete items, if any, in accordance with ASC 740‑270. Consistent with this approach to interim reporting, does not compute the effects of temporary differences during interim periods; deferred tax balances are evaluated and recorded at year‑end rather than recomputed each interim period.

Beginning in fiscal year 2026 and for all periods thereafter, the Company prepares its income tax calculations on a stand‑alone basis, as it no longer files, nor is it included in, a consolidated income tax return with Embraer. Following the 2025 Registered Direct Offering, Embraer’s ownership decreased to less than 80% of the Company’s outstanding common stock, which, pursuant to U.S. tax law, resulted in the Company’s tax deconsolidation from EAH. For tax year 2025, the Company will file a short‑period tax return for the period subsequent to deconsolidation, covering the period from August 15, 2025 through December 31, 2025.

As a result, the Company now files separate income tax returns, inclusive of EVE UAM LLC and EVE Soluções de Mobilidade Aérea Urbana Ltda., both of which are treated as disregarded entities for U.S. federal income tax purposes. EVE Soluções de Mobilidade Aérea Urbana Ltda. elected to be treated as a disregarded entity effective January 1, 2023.

For the three months ended March 31, 2026 and 2025, the Company recognized income tax expense of $0.1 million and $0.6 million, respectively. Income tax expense relate to operations in the Brazilian tax jurisdiction.

Note 15 – Commitments and Contingencies

As of March 31, 2026 and December 31, 2025, the Company did not have any accruals for loss contingencies associated with litigation.

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

Per the stipulated order staying all proceedings, the parties conferred and submitted a stipulation and proposed order governing case schedule to the Court on March 13, 2026, which the Court granted on March 24, 2026 (the “Scheduling Order”). Per the Scheduling Order, an amended complaint from the plaintiff was due on or before April 28, 2026; any answer, motion or other response to the amended complaint from any defendant is then due on or before June 29, 2026; if any defendant files a motion to dismiss the amended complaint, then plaintiff’s answering brief(s) in opposition to any defendant’s motion to dismiss will be due on or before September 2, 2026; in turn, any reply brief from any defendant in further support of their motion to dismiss the amended complaint will be due on or before October 2, 2026.

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

BNDES Subscription Agreement

In connection with the subscription agreement entered into with BNDES, as described in Note 6, the Company agreed to covenants requiring the Company to use the gross proceeds from the subscription of BDRs in the amount of approximately $75.0 million to pay for services performed in Brazil. The Company must fully use the proceeds no later than August 15, 2028, subject to two additional one year extensions if mutually agreed by the Company and BNDES. The covenants also require services to be paid for in Brazilian reais, quarterly reporting to BNDES of the amounts used and unused, and other standard terms and conditions. If these covenants are breached, BNDES will have the right to liquidated damages equal to the amount of unused proceeds from the subscription of BDRs.

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

	Three Months Ended
Research and development expenses	March 31, 2026	March 31, 2025
eVTOL	$56,039	$42,423
Service and Operations Solutions	2,549	1,334
UATM	489	953
Total segment expenses	$59,077	$44,711
Total segment loss	(59,077)	(44,711)
Expenses (income) not allocated to segments, net (a)	9,642	4,631
Loss before income taxes	$(68,718)	$(49,342)

a) Includes SG&A expenses and other non-operating income and expenses not allocated to each segment

Note 17 – Grants

Economic Grant Agreement

On May 14, 2025, the Company entered into an Economic Grant Agreement (the “Grant Agreement”) with Financiadora de Estudos e Projetos (“Finep”), a Brazilian federal public company, with support of the Ministry of Science, Technology, and Innovation, and The National Fund for Scientific and Technological Development. Pursuant to the Grant Agreement, Finep has agreed to grant to the Company up to R$90.0 million (approximately $17.2 million) in economic subsidy funding in connection with the execution of a project intended to transform the sustainable and accessible air mobility ecosystem in Brazil with eVTOL technology (the “Project”). The grant is expected in two installments. The timing of their release and respective values with respect to the funding are subject to certain terms and conditions under the Grant Agreement, including budgetary and financial availability, as well as the conditions determined by the Executive Board of Finep. In addition, the Company continues to participate in the costs of preparing and executing the Project with its own resources, in the minimum amount of R$100.8 million (approximately $19.3 million) as well as to contribute the necessary resources to cover any shortcomings or additions in its execution.

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

As of March 31, 2026, approximately $7 million has been received under the Grant Agreement. The Company has incurred eligible costs of $7.2 million and made a deposit of $1.6 million into a specific bank account for funding of the Finep grant, in order to receive the first installment from Finep. The deposit and cash received under the grant agreement is classified as “Restricted cash” in the condensed consolidated balance sheets due to the restriction as to withdrawal or usage under the terms of the contractual agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The following discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K (the “2025 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025, and the related notes that are included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors set forth under “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 1A. Risk Factors of our 2025 Form 10-K and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the unaudited condensed consolidated financial statements.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the expected timing of the commercialization of our eVTOL and our eVTOL services-and-support business, the expected timing for obtaining authorizations and certifications related to the production of our eVTOL and the deployment of our related services, management’s plans and strategies for future operations, including statements relating to anticipated operating performance, product and service developments, competitive strengths or market position, strategic opportunities, and trends in our industry and target markets, as well as other statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, business strategy and the plans and objectives of management for future operations. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or similar terms or expressions or the negative thereof, but the absence of these words does not mean that a statement is not forward-looking.

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

•    reliance on services to be provided by Embraer and other third parties; and

•    other risks and uncertainties described in this Quarterly Report on Form 10-Q and in our 2025 Form 10-K, including those under “Risk Factors.”

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

In April 2026, we announced the completion of the 50th test flight of our uncrewed full-scale eVTOL aircraft prototype. Based on the current expected timeline for obtaining certain authorizations and certifications related to the production of our eVTOL and the deployment of our related services, we currently anticipate commercialization of our eVTOL and our eVTOL services-and-support business beginning in 2028.Our business will require significant investment leading up to launching passenger services including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training and commercialization.

We believe one of the primary drivers for adoption of our UAM services is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our UAM services include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge, volatility in the cost of oil and gasoline, availability of competing forms of transportation, such as ground or air taxi or ride-hailing services, the development of adequate infrastructure, consumers’ perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives, and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives. We anticipate initial operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations. If the market for UAM does not develop as expected, this might impact our ability to generate revenue or grow our business.

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

We have submitted certification applications to the Brazilian National Civil Aviation Agency (ANAC), the U.S. Federal Aviation Administration (FAA), and the European Union Aviation Safety Agency (EASA). Based on our preliminary interactions and internal assessments, our certification team does not currently anticipate any material issues

Initial Business Development Engagement

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

In addition to our market development initiatives, Eve has signed non-binding letters of intent to sell approximately 2,700 of our eVTOL aircraft and we continue to seek additional opportunities for sales partnerships. In addition to these deals, Eve has been actively involved in the UAM ecosystem development by signing Memorandums of Understanding (“MOUs”) with various market-leading partners in segments spanning infrastructure, operations, platforms, utilities, and others. In the future, we plan to focus on implementation and ecosystem readiness with our existing partners while continuing to seek UATM and support-services partnerships in order to complement our business model and drive growth.

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

Results of Operations (unaudited, in thousands)

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$59,077	$44,711	$(14,366)	(32)%
Selling, general and administrative expenses	7,247	7,892	645	8%
Total operating expenses	66,323	52,603	(13,721)	(26)%
Operating loss	(66,323)	(52,603)	(13,721)	(26)%
Gain from warrant liability	598	3,315	(2,716)	82%
Financial investment income	5,122	3,914	1,208	31%
Interest expense	(4,619)	(2,234)	(2,386)	(107)%
Other loss, net	(3,496)	(1,734)	(1,762)	(102)%
Loss before income taxes	(68,718)	(49,342)	(19,376)	39%
Income tax expense (benefit)	95	(558)	(652)	117%
Net loss	$(68,813)	$(48,784)	$(20,028)	41%

n.m. = not meaningful

Research and development expenses

Research and development (“R&D”) activities represent a significant part of the Company’s expenses. Research and development efforts focus on the design and development of eVTOLs, the development of service and operations support for its vehicles and those manufactured by third parties, and the development of Vector, a UATM software platform. Research and development expenses consist of personnel-related costs (including salaries, bonuses, benefits and share-based compensation) for employees focused on research and development activities, fees incurred under the Master Service Agreement (“MSA”), equipment and materials, and an allocation of overhead, including rent, information technology costs and utilities. Research and development expenses are expected to increase as the Company increases staffing to support eVTOL aircraft engineering and software development, builds aircraft prototypes, progresses towards the launch of its first eVTOL aircraft, and continues to explore and develop next generation aircraft and technologies.

Research and development expenses increased by $14.4 million for the three months ended March 31, 2026. The increase in research and development expenses was primarily driven by the MSA with Embraer who performs several developmental activities for Eve. These efforts continue to intensify with advancements in the development of our eVTOL. Moreover, R&D includes increased engineering engagement with Embraer, additional program development activities, and testing infrastructure. Additionally, during the current quarter, the Company increased the frequency of its flight-testing activities – which started on December 19, 2025, as part of its ongoing development efforts. As of the end of the reporting period, the Company has completed 59 successful flight tests accumulating 2 hours and 27 minutes of total flight time.

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

Selling, general and administrative expenses decreased $0.6 million for the three months ended March 31, 2026. Although the number of direct Eve employees increased to approximately 210, total payroll expenses decreased year-over-year due to lower costs related to a decrease in Restricted Stock Units granted to employees. The most significant contributor to the reduction in SG&A was the capitalization of the Enterprise Resource Planning system implementation that is related to our industrialization project as we prepare our assembly site for production – this was previously expensed.  Lastly, the variation in SG&A also reflects an approximately 11% year-over-year average appreciation of the Brazilian real against the US Dollar.

Gain from Warrant Liability

Warrant Liability relate to the Private Warrants, which are valued using the trading price of the Company’s Public Warrants. The gain from the change in fair value of the warrant liability decreased $2.7 million for the three months ended March 31, 2026, due to a $0.10 decrease in the Public Warrant trading price, compared to the trading price decrease of $0.23 for the three months ended March 31, 2025.

Financial investment income

The Company invests cash in highly rated, short-term fixed-income instruments, primarily in US Dollars, with reputable financial institutions. Financial investment income increased $1.2 million for the three months ended March 31, 2026, primarily related to an increase in the average investment balance of $58.7 million.

Interest expense

Interest expense increased $2.4 million for the three months ended March 31, 2026, primarily related to the larger outstanding debt balance as compared to the prior periods.

Other loss, net

Other loss, net increased $1.8 million for the three months ended March 31, 2026, primarily related higher financial expenses of $1.4 million, and higher foreign currency losses of $0.3 million.

Income tax (benefit) expense

Income tax expense decreased $0.7 million for the three months ended March 31, 2026, primarily due to operations of Eve Brazil in the Brazilian tax jurisdiction on a standalone basis. Intercompany transactions with Eve Brazil are eliminated upon consolidation.

Liquidity and Capital Resources

The Company has incurred net losses since its inception and to date has not generated any revenue. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of March 31, 2026, the Company has cash, cash equivalents and restricted cash of $129.4 million, financial investments of $311.6 million, available debt to be drawn of $127 million and grant funding commitments of $10 million from Finep, which totals approximately $578 million of liquidity. Total liquidity is expected to be sufficient to fund our operating plan for at least the next twelve months.

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

Our liquidity plans are subject to a number of risks and uncertainties, including those described in the “Cautionary Note Regarding Forward-Looking Statements” section of this MD&A and Part I, Item 1A. Risk Factors of our 2025 Form 10-K, some of which are out of our control. Until we generate sufficient operating cash flow to cover operating expenses, working capital requirements and planned capital expenditures, we expect to utilize a combination of equity and debt financing to fund any future capital needs. Currently, no decision has been made as to specific sources of additional funding and the Company may explore different funding opportunities including long-term debt finance lines with private and public banks, advances and pre-delivery down payments from customers, as well as convertible debt or equity issuances. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have experienced in the past, and may in the future experience, periods of upheaval that could impact the availability and cost of equity and debt financing.

Cash Flows (unaudited)

The following table summarizes cash flows for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
Net cash used by operating activities	$(68,113)	$(24,878)	$(43,235)
Net cash provided (used) by investing activities	$(31,526)	$18,536	$(50,062)
Net cash provided by financing activities	$117,062	$9,277	$107,785

Net Cash Used by Operating Activities

Net cash used by operating activities increased $43.2 million for the three months ended March 31, 2026, primarily a result of increased net losses due to advancement of the R&D programs and increased headcount, offset by the impact of change in non-cash activity.

Net Cash Used by Investing Activities

Net cash used by investing activities increased $50.1 million for the three months ended March 31, 2026, primarily related to increased purchases of financial investments of $12.0 million and a decrease of redemptions of financial investments of $38.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $107.8 million for the three months ended March 31, 2026, primarily related to increased proceeds from debt of $158.4 million, offset by an increase of repayment of debt of $50.7 million.

Available Credit, Debt and Grants

As of March 31, 2026, there is approximately $127.0 million available to be drawn under the Company’s debt arrangements.

On January 23, 2023, the Company entered into a loan agreement with BNDES, pursuant to which BNDES granted two lines of credit to the Company, with an aggregate amount of R$490.0 million (approximately $95.5 million, using the exchange rate on March 31, 2026), to support the development of the eVTOL. For additional information about the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023. On December 21, 2023, the Company announced that Bradesco Bank had concluded that these lines of credit under the loan agreement aligned with the 2023 Green Loans Principles, which is a set of guidelines issued for structuring loan operations for sustainable purposes. As of March 31, 2026, these lines of credit have been fully drawn at a weighted-average interest rate of 5.5%.

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling R$500.0 million (approximately $94.0 million) as of March 31, 2026. As of March 31, 2026, the company has not drawn from these lines of credit.

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

 The early repayment was made in connection with, and as a required condition to the Company’s entry into a new syndicated Credit Agreement

On November 22, 2024, the Company entered into a loan agreement with BNDES for R$200 million (approximately $38.3 million), to support the second phase of the development of the Company’s eVTOL project. As of March 31, 2026, the company has drawn $35.7 million from this line of credit.

On June 3, 2025, the Company announced that it had been selected by Finep – Brazil’s Funding Authority for Studies and Projects, to receive a nonrepayable grant of up to $16.9 million. The total project investment amount is up to $35.0 million, combining the Finep grant with Eve’s required company contribution of $18.9 million. This is the first grant awarded to the Company, which we believe reinforces our leadership in developing innovative solutions for sustainable urban air mobility. As of March 31, 2026, approximately $7 million has been received under the Grant Agreement. The Company has incurred eligible costs of $7.2 million and made a deposit of $1.6 million into a specific bank account for funding of the Finep grant, in order to receive the first installment from Finep.

On November 18, 2025, the Company entered into a loan agreement with BNDES, pursuant to which BNDES has agreed to grant two lines of credit totaling approximately $38.4 million as of December 31, 2025, which are intended to support the electric motor development phase of eVTOLs. Sub-credit A is in the amount of R$160 million (approximately U.S.$30.7 million) and Sub-credit B is in the amount of R$40 million (approximately U.S.$7.3 million). As of December 31, 2025, the Company has not drawn from either line of credit. As of March 31, 2026, the Company has drawn $9.6 million from this loan agreement.

On December 23, 2025, the Company entered into a loan agreement with Private Export Funding Corporation, ("PEFCO"), and Export-Import Bank of the United States, an agency of the United States of America, ("US EXIM") pursuant to which PEFCO agreed to establish a credit facility in favor of and guaranteed by the Company, in the maximum principal amount of up to U.S. 15,607,279.94, subject to certain conditions set forth in the Credit Agreement, intended to be used to finance (i) the Financed Portion of the relevant Goods (as defined in the Credit Agreement) and (ii) 100% of the Exposure Fee in respect of such Goods and Services (as defined in the Credit Agreement). The Company has borrowed the total amount of US$ 13,574,467 subject to an interest rate of 1.95% per year plus Term Secured Overnight Financing Rate (“SOFR”). As of March 31, 2026, the company has drawn $13.6 million from this loan agreement.

On January 13, 2026, the Company entered into a syndicated credit agreement with Banco do Brasil S.A. New York Branch (“BB”), Citibank, N.A. (“Citibank”), Itaú Unibanco S.A. Miami Branch (“Itaú”), MUFG Bank, Ltd. (“MUFG”, and, together with BB, Citibank and Itaú, the “Lenders” and each a “Lender”), and Banco Itaú Chile as administrative agent (in such capacity the “Administrative Agent”), dated as of January 13, 2026, pursuant to which the Lenders agreed, subject to certain conditions set forth in the Credit Agreement, to provide an advance to EVE UAM of an aggregate amount of U.S.$150 million. As of March 31, 2026, the company has drawn $150.0 million from this credit agreement.

For additional information on debt and grant funding, see Note 6 and Note 17, respectively, of the accompanying condensed consolidated financial statements.

Private Placement

In July and September 2024, the Company closed on subscription agreements, warrant agreements and warrant exchange agreements with certain investors relating to the 2024 Private Placement for the issuance and sale of 23.9 million newly issued shares of common stock for cash at a purchase price of $4.00 per share, for a total of $95.6 million in new equity financing, the exchange of certain Public Warrants and Market Warrants for shares of common stock, and the issuance of certain Penny Warrants to certain investors. Refer  to Note 7 and Note 8 of the accompanying condensed consolidated financial statements and the Company’s Current Reports on Form 8-K filed with the SEC on July 1, 2024 and July 18, 2024, for additional information.

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

The Company estimates that the net proceeds from the Registered Direct Offering will be approximately $217.4 million, after deducting placement agent fees and estimated offering expenses payable by the Company. The Company expects to receive approximately $20.0 million in gross proceeds from EAH for 4,123,711 newly issued shares of Common Stock as part of the Registered Direct Offering, the issuance of which was approved by a special committee of independent and disinterested directors of the Company, with the assistance of its independent financial and legal advisors. The Company is required to use the gross proceeds from the subscription of BDRs by BNDES, in the amount of approximately $75.0 million, to pay for services performed in Brazil. The Company expects to use the remaining net proceeds from the Registered Direct Offering for general corporate purposes, including the financing of its operations, possible business acquisitions or strategic investments and repayment of outstanding indebtedness.

Critical Accounting Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses during the reporting period. The estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K.

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

As of March 31, 2026, approximately $9.5 million, or 2.0%, of our consolidated cash and cash equivalents and financial investments were indexed to the variation of the CDI rate. A hypothetical 100 basis point change in the CDI rate would increase or decrease the annual interest income on these instruments by approximately $95,292 assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

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

The interest rate on the Syndicated Loan and the US Exim/ PEFCO loan is calculated as 3.1% and 1,95% per year, respectively, plus term SOFR 3M published by CME Group Benchmark Administration Limited, starting with Term SOFR of the day on which agreement was signed. Subsequently, the rate is updated for the Term SOFR published on the date determined by the Bank, and will be fixed for the next three months until the next update.

Variable-rate debt represented 54% or $162,980,528 , of our total long-term debt as of March 31, 2025. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense on variable-rate debt by approximately 1,629,805.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains and losses are those denominated in Brazilian reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the Brazilian real to the value of the US Dollar may adversely affect us. As of March 31, 2026, less than 3% of total assets and 21% of total liabilities are denominated in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of March 31, 2026, 2026, the real closed at 5.2194 reais per US $1.00

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Per the stipulated order staying all proceedings, the parties conferred and submitted a stipulation and proposed order governing case schedule to the Court on March 13, 2026, which the Court granted on March 24, 2026 (the “Scheduling Order”). Per the Scheduling Order, an amended complaint from the plaintiff is due on or before April 28, 2026; any answer, motion or other response to the amended complaint from any defendant is then due on or before June 29, 2026; if any defendant files a motion to dismiss the amended complaint, then plaintiff’s answering brief(s) in opposition to any defendant’s motion to dismiss will be due on or before September 2, 2026; in turn, any reply brief from any defendant in further support of their motion to dismiss the amended complaint will be due on or before October 2, 2026.

Based on the early stage of the case, we are unable to predict the ultimate outcome or estimate the range of possible loss, if any.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in our 2025 Form 10-K. Any of those factors, or additional risk factors not presently known to us or that we currently deem immaterial, could result in a material adverse effect on our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

2.1†**	Business Combination Agreement, dated as of December 21, 2021, by and among Zanite Acquisition Corp., Embraer S.A., EVE UAM, LLC and Embraer Aircraft Holding, Inc.	DEFM14A	001-39704	Annex A	April 13, 2022
3.1**	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2**	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
4.1**	Specimen Common Stock Certificate of Eve Holding, Inc.	8-K	001-39704	4.1	May 13, 2022
4.2**	Warrant Agreement, dated as of November 16, 2020, by and between Zanite Acquisition Corp. and Continental Stock Transfer & Trust Company.	8-K	001-39704	4.1	November 19, 2020
4.3**	Description of Securities.	10-K	001-39704	4.3	March 23, 2023
10.1†**	Amended and Restated Registration Rights Agreement dated as of May 9, 2022, by and among Embraer Aircraft Holding, Inc., Zanite Sponsor LLC and certain other parties thereto.	8-K	001-39704	10.1	May 13, 2022
10.2†**	Stockholders Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc. and Zanite Sponsor LLC.	8-K	001-39704	10.2	May 13, 2022
10.3**	Tax Receivable Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.3	May 13, 2022
10.4**	Tax Sharing Agreement, dated as of May 9, 2022, by and among Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.4	May 13, 2022
10.5**	Form of Indemnification Agreement.	DEFM14A	001-39704	Annex L	April 13, 2022
10.6#**	Eve Holding, Inc. 2022 Stock Incentive Plan.	DEFM14A	001-39704	Annex K	April 13, 2022
10.7†**	Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex G	April 13, 2022
10.71	First Amendment, dated October 6, 2022, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	10-K	001-39704	10.71	March 16, 2026
10.72**	Second Amendment, dated as of June 30, 2023, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A and EVE UAM, LLC.	10-Q	001-39704	10.4	August 18, 2023
10.73	Third Amendment, dated July 29, 2023, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	10-K	001-39704	10.73	March 16, 2026
10.74**	Fifth Amendment, dated February 4, 2025, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	10-Q	001-39704	10.2	August 6, 2025
10.75**	Sixth Amendment, dated July 29, 2025, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	10-Q	001-39704	10.1	November 4, 2025
10.8†**	Master Services Agreement, dated as of December 14, 2021, by and between Atech Negócios em Tecnologias S.A. and EVE UAM, LLC.	DEFM14A	001-39704	Annex H	April 13, 2022
10.9**	Fourth Amendment, dated September 9, 2024, to the Master Services Agreement, dated as of December 14, 2021, by and between Embraer S.A. and EVE UAM, LLC.	8-K	001-39704	10.4	November 4, 2024

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

10.10††**	Amendment, effective September 17, 2024, to the Master Services Agreement, dated as of December 14, 2021, by and between Atech Negócios em Tecnologias S.A and EVE UAM, LLC.	8-K	001-39704	10.6	November 4, 2024
10.11†**	Services Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex I	April 13, 2022
10.12†**	Database Limited Access Agreement, dated as of December 14, 2021, by and between EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex M	April 13, 2022
10.13†**	Shared Services Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc., EVE Soluções de Mobilidade Aérea Urbana Ltda. and EVE UAM, LLC.	DEFM14A	001-39704	Annex N	April 13, 2022
10.14†**	Contribution Agreement, dated as of December 14, 2021, by and among Embraer S.A., Embraer Aircraft Holding, Inc. and EVE UAM, LLC	DEFM14A	001-39704	Annex J	April 13, 2022
10.15**	Form of Strategic Warrant Agreement Number 1, dated as of December 21, 2021	DEFM14A	001-39704	Annex P	April 13, 2022
10.16**	Form of Strategic Warrant Agreement Number 2, dated as of December 21, 2021	DEFM14A	001-39704	Annex Q	April 13, 2022
10.17**	Form of Strategic Warrant Agreement Number 3, dated as of December 21, 2021	DEFM14A	001-39704	Annex R	April 13, 2022
10.18**	Form of Warrant Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.2	July 1, 2024
10.19**	Form of Warrant Exchange Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.3	July 1, 2024
10.20#†**	Employment Agreement, dated as of September 14, 2021, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc., Embraer S.A. (solely with respect to Section 11 thereof) and Gerard J. DeMuro.	8-K	001-39704	10.16	May 13, 2022
10.21**	Form of Subscription Agreement, dated as of December 21, 2021.	DEFM14A	001-39704	Annex S	April 13, 2022
10.22**	Amendment to the Subscription Agreement with Embraer Aircraft Holding, Inc., dated as of April 4, 2022.	8-K	001-39704	99.1	April 4, 2022
10.23**	Subscription Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.1	September 8, 2022
10.24**	Form of Subscription Agreement by and among Eve Holding, Inc. and investors.	8-K	001-39704	10.1	July 1, 2024
10.25**	Warrant Agreement, dated as September 1, 2022, by and between Eve Holding, Inc. and United Airlines Ventures, Ltd.	8-K	001-39704	10.2	September 8, 2022
10.26**	Promissory Note, dated as of February 3, 2022, issued to Zanite Sponsor LLC.	8-K	001-39704	10.1	February 4, 2022
10.27††**	Loan Agreement, dated as of January 23, 2023, by and between EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento Econômico e Social – BNDES (English Translation).	8-K	001-39704	10.1	January 30, 2023
10.28#**	Separation Agreement by and among Eve Holding, Inc. and Gerard DeMuro, dated January 15, 2024.	8-K	001-39704	10.1	January 16, 2024
10.29††**	Supply Agreement, effective as of August 31, 2023, by and between EVE UAM, LLC. and Embraer S.A.	8-K	001-39704	10.1	October 13, 2023

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

10.30††**	Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.	8-K	001-39704	10.1	June 23, 2023
10.31††**	First Amendment, dated as of July 12, 2023, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.	10-K	001-39704	10.26	March 8, 2024
10.32††**	Second Amendment, dated as of December 20, 2023, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and BAE Systems Controls Inc.	10-K	001-39704	10.27	March 8, 2024
10.33††**	Supply Agreement, effective as of May 22, 2023, by and between EVE UAM, LLC., Embraer S.A., and SOCIETE DUC (t/a DUC Hélices Propellers).	8-K	001-39704	10.2	June 23, 2023
10.34††**	Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.	8-K	001-39704	10.3	June 23, 2023
10.35††**	First Amendment, dated August 15, 2024, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.	8-K	001-39704	10.5	November 4, 2024
10.36#**	Employment Agreement by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda., Eve Holding, Inc. and Johann Bordais, dated September 29, 2023.	8-K	001-39704	10.1	October 4, 2023
10.37**	Loan Agreement, dated as of August 1, 2022, by and between EVE UAM, LLC and Embraer Aircraft Holding.	10-K	001-39704	10.31	March 8, 2024
10.38**	First Amendment, effective as of August 1, 2023, to the Loan Agreement, dated as of August 1, 2022, by and between EVE UAM, LLC and Embraer Aircraft Holding, Inc.	10-K	001-39704	10.32	March 8, 2024
10.39††**	Financing Agreement, dated as of October 7, 2024, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda., Embraer S.A. as intervening party, and Banco Nacional de Desenvolvimento Econômico e Social – BNDES.	8-K	001-39704	10.2	November 27, 2024
10.40††**	Financing Agreement, dated as of November 21, 2024, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda.and Banco Nacional de Desenvolvimento Econômico e Social – BNDES.	8-K	001-39704	10.1	November 27, 2024
10.41**	Credit Agreement, dated as of October 29, 2024, by and among Eve Holding, Inc., EVE UAM, LLC and Citibank, N.A.	8-K	001-39704	10.1	October 30, 2024
10.42††**	Training Services Agreement, dated as of October 22, 2024, by and between EVE UAM, LLC and Embraer CAE Training Services, LLC.	8-K	001-39704	10.1	October 28, 2024
10.43††**	First Amendment, dated October 8, 2024, to the Loan Agreement, dated as of January 23, 2023, by and between EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento.	10-K	001-39704	10.43	March 11, 2025
10.44††**	First Amendment, dated October 24, 2024, to the Supply Agreement, effective as of May 22, 2023, by and between EVE UAM, LLC., Embraer S.A., and SOCIETE DUC (t/a DUC Hélices Propellers).	10-K	001-39704	10.44	March 11, 2025
10.45**	Economic Grant Agreement, dated as of May 14, 2025, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda. and FINANCIADORA DE ESTUDOS E PROJETOS - Finep. (English Translation).	8-K	001-39704	10.1	May 20, 2025
10.46**	Second Amendment, dated as of April 23, 2025, to the Supply Agreement, effective as of June 16, 2023, by and between EVE UAM, LLC., Embraer S.A., and Nidec Aerospace LLC.	10-Q	001-39704	10.3	August 6, 2025
16.1**	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.1	May 13, 2022
16.2**	Letter from WithumSmith+Brown, PC to the Securities and Exchange Commission, dated as of May 13, 2022.	8-K	001-39704	16.2	May 13, 2022

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

16.3**	Form of Subscription Agreement by and among Eve Holding, Inc. and Subscriber.	8-K	001-39704	10.1	August 15, 2025
16.4**	Subscription Agreement, dated as of August 13, 2025, by and among Eve Holding, Inc., BNDES Participações S.A. – BNDESPAR and Banco Bradesco S.A.	8-K	001-39704	10.2	August 15, 2025
16.5**	Subscription Agreement, dated as of August 13, 2025, by and between Eve Holding, Inc. and Embraer Aircraft Holding, Inc.	8-K	001-39704	10.3	August 15, 2025
16.6**	Letter Agreement, dated as of August 13, 2025, by and among Eve Holding, Inc., Embraer Aircraft Holding, Inc. and BNDES Participações S.A. – BNDESPAR.	8-K	001-39704	10.4	August 15, 2025
16.7**	Master Services Agreement 2, dated September 2, 2025, by and among EVE UAM, LLC and Embraer S.A.	8-K	001-39704	10.1	September 25, 2025
16.8	Amendment and Restatement No. 1 to Financing Agreement No. [***], entered into by and between the National Bank for Economic and Social Development – BNDES, and Eve Soluções de Mobilidade Aérea Urbana Ltda.	10-K	001-39704	16.8	March 16, 2026
16.9**	Financing Agreement, dated as of November 14, 2025, by and among EVE Soluções de Mobilidade Aérea Urbana, Ltda. and Banco Nacional de Desenvolvimento Econômico e Social – BNDES.	8-K	001-39704	10.1	November 20, 2025
17.1**	Credit Agreement, dated as of December 23, 2025, by and among Eve Holding, Inc., EVE UAM, LLC, Private Export Funding Corporation, and Export-Import Bank of the United States.	8-K	001-39704	10.1	December 23, 2025
17.2**	Credit Agreement, dated as of January 13, 2026, by and among EVE UAM, LLC, Eve Holding, Inc., Itaú Unibanco S.A. Miami Branch, Citibank, N.A., Banco do Brasil S.A. New York Branch, MUFG Bank, Ltd.and Banco Itaú Chile.	8-K	001-39704	10.1	January 16, 2026
18.1	Telework Agreement.
18.2	Addendum to the Employment Agreement.
18.3	First Amendment to the Employment Agreement
19.1	Eve Holding, Inc. Insider Trading Policy	10-K	001-39704	19.1	March 16, 2026
21.1**	List of Subsidiaries	8-K	001-39704	21.1	May 13, 2022
23.1	Consent of KPMG LLP	10-K	001-39704	23.1	March 16, 2026
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
97.1#**	Eve Holding, Inc. Clawback Policy	10-K	001-39704	97.1	March 8, 2024

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
††	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
**	Previously filed.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVE HOLDING, INC.
Date: May 5, 2026	By:	/s/ Johann Bordais
		Name:	Johann Bordais
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Eduardo Couto
		Name:	Eduardo Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)