Form 10-Q
period 2026-06-30
Eve Holding, Inc.
filed 2026-08-04
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026, there were 348,486,333 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

EVE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$52,210	$103,233
Restricted cash	8,592	8,380
Financial investments	342,481	280,845
Related party receivable	61	54
Other current assets	17,838	18,362
Total current assets	421,181	410,874
Non-current assets
Related party receivables	819	19
Property, plant & equipment, net	13,630	10,560
Right-of-use assets, net	239	310
Capitalized software, net	7,431	4,762
Deferred income taxes, net	6,886	3,916
Other non-current assets	7,543	4,434
Total non-current assets	36,548	24,002
Total assets	$457,730	$434,875

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$1,882	$3,828
Related party payables	70,382	70,265
Current portion of long-term debt	5,739	3,374
Warrant liability	1,696	4,588
Other current payables	41,481	42,713
Total current liabilities	121,179	124,769
Non-current liabilities
Long-term debt	303,140	176,412
Other non-current payables	2,134	1,890
Related party payables	8,446	8,046
Total non-current liabilities	313,720	186,348
Total liabilities	434,899	311,117
Commitments and contingencies (Note 15)
Equity
Common stock, $0.001 par value	348	348
Additional paid-in capital	832,614	830,500
Accumulated deficit	(810,131)	(707,090)
Total equity	22,831	123,758
Total liabilities and equity	$457,730	$434,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating expenses
Research and development expenses	$28,930	$45,672	$88,006	$90,383
Selling, general and administrative expenses	8,301	8,205	15,548	16,097
Total operating expenses	37,231	53,877	103,554	106,480
Operating loss	(37,231)	(53,877)	(103,554)	(106,480)
Gain (Loss) from warrant liability	2,294	(9,471)	2,893	(6,156)
Financial investment income	4,686	3,541	9,808	7,454
Interest expense	(5,228)	(2,388)	(9,848)	(4,622)
Other loss, net	(1,620)	(2,055)	(5,116)	(3,789)
Loss before income taxes	(37,099)	(64,251)	(105,817)	(113,593)
Income tax expense (benefit)	(2,870)	435	(2,775)	(123)
Net loss	$(34,229)	$(64,685)	$(103,042)	$(113,470)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(34,229)	$(64,685)	$(103,042)	$(113,470)
Total comprehensive loss	$(34,229)	$(64,685)	$(103,042)	$(113,470)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts) (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2024	297,644	$298	$606,460	$(482,835)	$123,922
Net loss	-	-	-	(48,784)	(48,784)
Share-based compensation	-	-	1,002	-	1,002
Balance as of March 31, 2025	297,644	298	607,462	(531,619)	76,141
Net loss	-	-	-	(64,685)	(64,685)
Share-based compensation and issuance for vested awards	242	0	1,980	-	1,980
Balance as of June 30, 2025	297,887	298	609,442	(596,304)	13,435

Balance as of December 31, 2025	348,305	348	830,500	(707,090)	123,758
Net loss	-	-	-	(68,813)	(68,813)
Share-based compensation	-	-	1,108	-	1,108
Balance as of March 31, 2026	348,305	$348	$831,608	$(775,903)	$56,054
Net loss	-	-	-	(34,229)	(34,229)
Share-based compensation and issuance of stock	182	0	1,006	-	1,006
Balance as of June 30, 2026	348,486	$348	$832,614	$(810,131)	$22,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net loss	$(103,042)	$(113,470)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	911	189
Non-cash lease expenses	85	337
Unrealized (gain)/loss on exchange rate translation	3,197	2,216
Share-based compensation	2,253	3,139
Warrants remeasurement (gain)/loss	(2,893)	6,156
Deferred income taxes	(2,970)	-
Changes in operating assets and liabilities
Accrued interest on financial investments, net	(2,636)	(1,192)
Other assets	(3,953)	(1,816)
Related party receivables	(806)	468
Accounts payable	(4,122)	976
Related party payables	521	5,757
Other payables	(1,876)	16,717
Net cash used by operating activities	(115,330)	(80,523)
Cash flows from investing activities
Redemptions of financial investments	106,000	155,000
Purchases of financial investments	(165,000)	(108,000)
Expenditures for capitalized software	(1,022)	-
Expenditures for property, plant and equipment	(1,650)	(1,722)
Net cash provided (used) by investing activities	(61,672)	45,278
Cash flows from financing activities
Repayment of long-term debt principal	(51,776)	-
Proceeds from debt	178,259	20,813
Non-creditor debt issuance costs	(187)	(178)
Tax withholding on share-based compensation	(138)	(157)
Net cash provided by financing activities	126,157	20,479
Effect of exchange rate changes on cash and cash equivalents	34	(65)
Decrease in cash, cash equivalents and restricted cash	(50,811)	(14,832)
Cash, cash equivalents and restricted cash at beginning of period	111,613	56,366
Cash, cash equivalents and restricted cash at end of period	$60,802	$41,534
Supplemental disclosure of cash information
Cash paid for interest	$5,998	$4,329
Cash paid for income tax	$-	$1,015
Supplemental disclosure of other non-cash investing and financing activities
Property expenditures in accounts payable and other payables	$2,258	$591
Right-of-use assets obtained in exchange for operating lease liabilities	$16	$10
Issuance of common stock for vested restricted stock units	$515	$941

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

On December 4, 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance; makes certain targeted improvements; and modifies certain of the existing disclosure requirements in ASC 832, Government Assistance. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on the related disclosures to the consolidated financial statements.

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Certificates of Deposit with Banks (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less.

	June 30, 2026	December 31, 2025
Cash	$24,332	$71,431
CDBs	830	1,738
Fixed deposits	27,048	30,064
Total cash and cash equivalents	$52,210	$103,233

Note 3 – Financial Investments

The financial investments are classified as held-to-maturity (“HTM”) because management has the intent and ability to hold the securities until maturity. These investments include time deposits with original maturities of one year or less, but greater than 90 days and are recorded at amortized cost in the condensed consolidated balance sheets.

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$342,481	$241	$(478)	$342,244

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$280,845	$687	$(86)	$281,445

No allowances for credit losses were recognized as of June 30, 2026 and December 31, 2025.

Note 4 – Related Party Transactions

Relationship with Embraer

Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), through one of its wholly owned subsidiaries Embraer Aircraft Holdings, Inc. (“EAH” and collectively “Embraer”), owns approximately 72% of the outstanding common stock of the Company as of June 30, 2026. The expenses from transactions with Embraer or any of its affiliates reflected in the condensed consolidated financial statements may not be indicative of expenses that would be incurred in arm’s length transactions.

In September 2025, the Company completed a registered direct offering (the “Registered Direct Offering”), which included investment from, among others, Embraer, pursuant to which the Company received aggregate gross proceeds of $230.0 million. In the Registered Direct Offering, Embraer purchased approximately 4.1 million shares of common stock for $20.0 million.

Refer to Note 7 and Note 8 for more information regarding the Registered Direct Offering.

Master Service Agreements and Shared Service Agreement  In December 2021, the Company and Embraer entered into the Master Services Agreement (“MSA”) and Shared Services Agreement (“SSA”), and as a result, Embraer began charging the Company for research and development (“R&D”) and selling, general and administrative (“SG&A”) services, respectively. The initial terms for the MSA and SSA are 15 years. The MSA can be automatically renewed for additional successive one-year periods. The MSA established a fee so that the Company may have access to Embraer’s R&D and engineering department structure, as well as, at the Company’s option, the ability to access manufacturing facilities in the future. The SSA established a cost overhead pool to be allocated, excluding any margin, so that the Company may be provided with access to certain of Embraer’s administrative services and facilities such as shared service centers. In addition, in December 2021, the Company entered into a MSA with Atech Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) (“Atech”) and wholly owned subsidiary of Embraer, for an initial term of 15 years. Fees under the Atech MSA are for services related to air traffic management software development, defense systems, simulation systems, engineering and consulting services.

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

Master Services Agreement #2  On September 23, 2025, the Company entered into a new Master Services Agreement (the “MSA2”) with Embraer, dated as of September 2, 2025 and retrospectively effective as of January 1, 2025, for the provision of support services to develop an industrialization project, including processes and procedures for the production of  eVTOLs and plant operation of the Company’s facility in the city of Taubaté, State of São Paulo, Brazil (the “ETT Manufacturing Site”).

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

Leases  The Company has entered into agreements with Embraer to lease corporate office space and other facilities, including a site expected to be used to develop the Company’s manufacturing facility for eVTOL production. The Company has entered into two lease agreements with Embraer that have not yet commenced and therefore no right-of-use asset or lease liability have been recognized as of June 30, 2026. One agreement is for a facility in Gavião Peixoto, São Paulo, Brazil, and is expected to commence later in 2026 or early in 2027. The other lease agreement is for the ETT Manufacturing Site. The lease for this property is expected to commence in 2027. Operating cash flows include lease prepayments related to operating lease arrangements. Management believes classification within operating activities is consistent with the nature of the underlying lease payments and the Company's accounting policy.

Related Party Expenses

The following table summarizes the related party expenses for the periods:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Research and development expenses	$18,929	$30,675	$60,474	$60,407
Selling, general and administrative expenses	1,152	1,212	1,991	2,211
Total	$20,081	$31,887	$62,465	$62,618

Note 5 – Other Balance Sheet Components

Property, Plant and Equipment

Property, Plant and Equipment consisted of the following:

	June 30, 2026	December 31, 2025
Tooling	$6,327	$5,010
Construction in process ("CIP")	5,399	3,251
eVTOL mockups	2,131	2,131
Machinery and equipment	693	594
Leasehold improvement	227	224
Computer hardware	39	39
Total property, plant and equipment	$14,815	$11,248
Less: Accumulated depreciation	(1,185)	(688)
Total property, net	$13,630	$10,560

CIP includes costs incurred for tooling for eVTOL production that will be owned by the Company. Depreciation expense is immaterial for the periods presented.

Capitalized Software, Net

The Company capitalizes certain qualifying costs incurred during the application development stage to develop or obtain internal-use software, in accordance with ASC 350-40. Capitalization begins when management authorizes and commits to funding the project, and it is probable that the project will be completed and the software will be used as intended. Costs related to preliminary project activities, post-implementation activities, data conversion, and training are expensed as incurred.  Capitalized internal-use software will be amortized on a straight-line basis over its estimated useful life, which generally ranges from 3 to 5 years, once the software is placed in service.

For the six months ended June 30, 2026 there was $7.3 million related to software not placed in service.

Other Current Payables

Other current payables are comprised of the following items:

	June 30, 2026	December 31, 2025
Accrued services	$23,913	$23,412
Subsidies and grants	6,548	6,530
Accrued payroll	4,378	7,600
Accrued interest	3,316	1,062
Advances from customers	2,765	2,770
Income tax payable	195	968
Other payables	366	371
Total	$41,481	$42,713

Note 6 – Debt

The following table summarizes the Company’s outstanding debt:

Title	Interest Rate (a)	Maturity Dates	June 30, 2026	December 31, 2025
Term loans outstanding (b)	6.5%	2026-2040	$313,093	$182,474
Unamortized debt issuance costs			(4,214)	(2,689)
Total debt, net			308,879	179,785
Less: current portion of long-term debt			(5,739)	(3,374)
Long-term debt, net			$303,140	$176,412

(a)	Weighted-average interest rate as of June 30, 2026
(b)	Includes debt denominated in BRL and converted to USD as of the reporting date

The long-term debt principal as of June 30, 2026 matures as follows:

	2026	2027	2028	2029	2030	2031 and thereafter	Total
Debt maturities	$1,859	$11,791	$18,796	$18,960	$94,126	$167,561	$313,093

The Company has the following loan agreements as of June 30, 2026:

2023 BNDES Phase 1 Loan Agreement

In January 2023, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans with an aggregate borrowing availability of R$490 million (approximately $95.6 million), to support the first phase of the development of the Company’s eVTOL project. The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $15.5 million),was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $80.2 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from April 2027 through January 2035. As of June 30, 2026, these lines of credit have been fully drawn at a weighted-average interest rate of 5.5%.

2024 BNDES Industrialization Agreement

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $94.5 million as of June 30, 2026, denominated as follows: Sub-credit A in the amount of R$140 million (approximately $27.0 million), Sub-credit B in the amount of R$60 million (approximately $10.8 million), Sub-credit C in the amount of R$210 million (approximately $40.6 million) and Sub-credit D in the amount of R$90 million (approximately $16.2 million). The principal amount of the debt arising from the Sub-credit A will bear an interest rate of 2.20% per annum, and that arising from the Sub-credit C will bear an interest rate of 2.75% per annum above the Reference Rate (TR) 226, published in the Time Series Management System - SGS of the Central Bank of Brazil, under code no. 226, or any other that may replace it. The principal amount of the debt owed under Sub-credit B will bear interest at the rate of 1.10% per annum and under Sub-credit D will bear interest at the rate of 1.65% per annum plus the fixed rate published by the BNDES System. The financing is intended for the development of the manufacturing facility for the production of eVTOL aircraft in the city of Taubaté, São Paulo, Brazil. The financing will also be secured by the underlying machinery and equipment to be acquired with the funds for the manufacturing facility. The agreement is subject to a one-time commission fee of R$2.5 million (approximately $0.5 million). As of June 30, 2026, the Company has not drawn from these lines of credit.

2024 Citibank Credit Agreement

On October 29, 2024, the Company entered into a credit agreement with Citibank, N.A., (“Citi”) (the “Citi Agreement”), pursuant to which Citi lent $50 million and subject to an interest rate of 3.90% per year plus Term Secured Overnight Financing Rate (“SOFR”). The funds will support the production and sale of eVTOL aircraft. The Credit Agreement requires compliance with a minimum debt service coverage ratio. The ratio is tested on the last day of each fiscal quarter for the trailing four quarter period then ended. The maturity date of the instrument is October 30, 2028.

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

2024 BNDES Phase 2 Loan Agreement

On November 22, 2024, the Company entered into a loan agreement with BNDES, pursuant to which BNDES agreed to grant the Company a loan of R$200 million (approximately $38.6 million) and subject to an interest rate of 7.53%. The loan is intended to support the second phase of the eVTOL project. As of June 30, 2026, the Company had drawn $36.6million from this line of credit.

2025 BNDES Electric Motors Development Loan Agreement

On November 18, 2025, the Company entered into a loan agreement with BNDES, pursuant to which BNDES has agreed to grant two lines of credit totaling approximately $38.4 million as of December 31, 2025. The first loan (“Sub-credit A”), in the amount of R$160 million (approximately $30.9 million), was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A will bear interest of 7.88% per annum. The second loan (“Sub-credit B”), in the amount of R$ 40 million (approximately $7.3 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B will bear interest of 1.1% per annum plus the fixed rate published by the BNDES System. Both lines have maturity dates on a semi-annual basis from May 2028 through November 2040. The credit is intended to support the electric motor development phase of electric vertical takeoff and landing aircrafts (“eVTOLs”). The first line of credit (“Sub-credit A”), is in the amount of R$160 million (approximately U.S.$30.9 million) and the second line of credit (“Sub-credit B”), in the amount of R$40 million (approximately U.S.$7.3 million). As of June 30, 2026, the Company had drawn $19.0 million from this credit line.

The BNDES loan agreements provide that the availability of such loans are subject to BNDES rules and regulations and or funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council.

For the release of each installment of the BNDES debt, the Company must present to the creditor Letter(s) of Guarantee to be provided by  financial institution(s) that, at the discretion of the BNDES System, are in an economic-financial situation that confers a notorious degree of solvency, and the guarantor(s) must undertake as the main payer(s) of the obligations arising from the instrument. The letter needs to be issued for a minimum period of 24 months, and must be replaced or renewed until the 90th day prior to the end of the term of its validity, under penalty of early maturity of the instrument.

As of June 30, 2026, there was approximately $117.7 million available to be drawn under the Company’s debt arrangements.

2025 PEFCO/ US EXIM Credit Agreement

On December 23, 2025, the Company entered into a loan agreement with Private Export Funding Corporation, ("PEFCO"), and Export-Import Bank of the United States, an agency of the United States of America, ("US EXIM") pursuant to which PEFCO agreed to establish a credit facility in favor of and guaranteed by the Company, in the maximum principal amount of up to U.S. 15,607,279.94, subject to certain conditions set forth in the Credit Agreement, intended to be used to finance (i) the Financed Portion of the relevant Goods (as defined in the Credit Agreement) and (ii) 100% of the Exposure Fee in respect of such Goods and Services (as defined in the Credit Agreement). The company has borrowed the total amount of US$ 13,574,467 subject to an interest rate of 1.95% per year plus Term Secured Overnight Financing Rate (“SOFR”) and with maturity dates on a quarterly basis from March 2026 through December 2030. As of June 30, 2026, the Company had drawn $13.6 million from this loan agreement.

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

2026 Itau Syndicated Credit Agreement

On January 13, 2026, the Company and Banco do Brasil S.A. New York Branch, Citibank, Itaú Unibanco S.A. Miami Branch, MUFG Bank, Ltd (collectively referred to as “Lenders”) entered into a syndicated credit agreement and Banco Itaú Chile as administrative agent, pursuant to which the Lenders agreed, subject to certain conditions set forth in the Credit Agreement, to provide an advance to EVE UAM of an aggregate amount of $150 million. On January 15, 2026, the conditions set forth in the Credit Agreement were satisfied and the Lenders provided an advance in an aggregate amount of U.S.$150 million to EVE UAM. The advance is to be used for EVE UAM’s core business activities, including, but not limited to, payments to the suppliers and/or to finance the prepayment of its costs of producing and selling its goods. The Company agreed to guarantee EVE UAM’s obligations under the Credit Agreement. The principal will bear interest of 3.1% per annum plus three-month Term SOFR Rate published by CME and has maturity dates on a annual basis from January 2030 through January 2031. As of June 30, 2026, the Company had drawn $150.0 million from this credit agreement.

Compliance with Debt Covenants

Our loan facilities require compliance with either a debt service coverage ratio, customary affirmative, negative and operational covenants, customary events of default, prepayment and cure provisions, and regular reporting to lenders including providing certain subsidiary financial statements. Our term loan with our Syndicated loan requires compliance with a debt service coverage ratio (defined as sum of unrestricted cash and cash equivalents, divided by debt service obligations). Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. No covenant violations or technical defaults existed at June 30, 2026.

Note 7 – Equity

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the ticker EVEX. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1.0 billion shares of common stock; and (ii) 100.0 million shares of preferred stock. There were 348,486,333 and 348,304,584 shares of common stock issued and outstanding as of June 30, 2026 and December 31, 2025, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through June 30, 2026, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation. Refer to Note 8 and Note 11 for additional information.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of June 30, 2026 and December 31, 2025, there was no preferred stock issued and outstanding.

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

As of June 30, 2026, there were approximately 12,478,852 Public Warrants outstanding.

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

As of June 30, 2026, there were approximately 18,022,536 Penny Warrants outstanding, of which 3,000,000 were vested and exercisable.

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

As of June 30, 2026, the Company had 12,000,000 Market Warrants outstanding with an exercise price of $15.00.

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

As of June 30, 2026, there were approximately 9,974,555 Private Warrants outstanding.

Note 9 –Warrant Liability

The Company has warrant liabilities of $1.7 million and $4.6 million, as of June 30, 2026 and December 31, 2025, respectively, related to the Private Warrants. The Company uses the share price of its Public Warrants as the input for the recurring fair value measurement of Private Warrants at the end of each reporting period within the “Warrant Liability” line item of the condensed consolidated balance sheets. The Public Warrants are used to remeasure the fair value as they have similar key terms. Refer to Note 8 and 10 for additional information.

During the six months ended June 30, 2026 and 2025, a gain of $2.9 million and loss of $6.2 million, respectively, were recognized within the “Gain from Warranty Liability” line in the condensed consolidated statements of operations. The change in fair value is included under operating activities within the condensed consolidated statements of cash flows.

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

As of June 30, 2026 and December 31, 2025, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	June 30, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Warrants	$1,696	$-	$1,696	$-	$4,588	$-	$4,588	$-
Debt	$308,879	$-	$296,758	$-	$179,786	$-	$184,139	$-

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

For the three and six months ended June 30, 2026 and 2025, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal in each respective period.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(34,229)	$(64,685)	$(103,042)	$(113,470)
Weighted-average shares outstanding – basic and diluted	351,863	303,727	351,834	303,686
Net loss per share – basic and diluted	$(0.10)	$(0.21)	$(0.29)	$(0.37)

Penny warrants included in Net loss per share calculation	3,000	6,000	3,000	6,000

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

	June 30, 2026	June 30, 2025
Unvested restricted stock units	4,325	2,213
Penny warrants subject to unmet contingencies	15,023	15,023
Warrants “out-of-the-money”	34,453	34,453
Total	53,801	51,689

Certain Penny Warrants contain contingencies agreed upon with potential customers and suppliers that have not yet been achieved. Warrants that are out of the money include Public, Private, and Market Warrants where the exercise price exceeded the common stock price for the period. Refer to Note 8 for a summary of the terms for all warrants.

Note 12 – Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Outsourced services	$25,310	$42,750	$81,267	$84,956
Payroll costs	3,097	2,720	6,074	5,059
Other expenses	522	203	665	368
Total	$28,930	$45,672	$88,006	$90,383

Note 13 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Outsourced services	$3,856	$3,998	$7,013	$6,877
Payroll costs	3,617	3,847	6,913	8,186
Director and officers insurance	222	256	478	512
Other expenses	606	104	1,144	523
Total	$8,301	$8,205	$15,548	$16,097

Note 14 – Income Taxes

The Company calculates its income tax expense using the annual effective tax rate (“AETR”) methodology, under which interim income tax expense is determined by applying the estimated annual effective tax rate to year‑to‑date pre‑tax income, adjusted for discrete items, if any, in accordance with ASC 740‑270.

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

For the three months ended June 30, 2026 and 2025, the Company recognized income tax benefit of $2.9 million and income tax expense $0.4 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized income tax benefits of $2.8 million and $0.1 million, respectively.

Note 15 – Commitments and Contingencies

As of June 30, 2026 and December 31, 2025, the Company did not have any accruals for loss contingencies associated with litigation.

The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are either reasonably possible but not probable or probable but not reasonably estimable, are disclosed in the notes to these condensed consolidated financial statements.

On March 3, 2025, a putative shareholder derivative action, captioned Taylor v. Embraer Aircraft Holding, Inc., et al., C.A. No. 2025-0233-NAC, was filed in the Delaware Court of Chancery against EAH, our directors and certain of our officers, asserting breach of fiduciary duty claims related to the 2024 Private Placement of common stock and warrants that were issued to EAH in September 2024. Eve Holding was also named as a nominal defendant in the case.  The complaint sought, among other things, declaratory relief, damages, costs and attorneys’ fees and expenses.  Pursuant to the operative scheduling order, the defendants moved to dismiss the complaint on April 30, 2025.

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

Per the stipulated scheduling order, the plaintiff filed an amended complaint on April 28, 2026, and the defendants moved to dismiss the amended complaint on June 29, 2026.  On July 14, 2026, the plaintiff filed a notice and proposed order voluntarily dismissing all claims with prejudice as to himself only, and without prejudice as to any actual or potential derivative claims on behalf of the Company.  The notice further provided that no compensation had passed from any defendant to plaintiff or his counsel, and no promise to give any such compensation had been made. The Court entered the dismissal order on July 16, 2026.

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

	Three Months Ended		Six Months Ended
Research and development expenses	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
eVTOL	$26,262	$43,235	$82,301	$85,658
Service and Operations Solutions	2,390	1,532	4,939	2,866
UATM	278	905	766	1,859
Total segment expenses	$28,930	$45,672	$88,006	$90,383
Total segment loss	(28,930)	(45,672)	(88,006)	(90,383)
Expenses not allocated to segments, net (a)	8,169	18,579	17,811	23,210
Loss before income taxes	$(37,099)	$(64,251)	$(105,817)	$(113,593)

a) Includes SG&A expenses and other non-operating income and expenses not allocated to each segment

Note 17 – Grants

Economic Grant Agreement

On May 14, 2025, the Company entered into an Economic Grant Agreement (the “Grant Agreement”) with Financiadora de Estudos e Projetos (“Finep”), a Brazilian federal public company, with support of the Ministry of Science, Technology, and Innovation, and The National Fund for Scientific and Technological Development. Pursuant to the Grant Agreement, Finep has agreed to grant to the Company up to R$90.0 million (approximately $17.4 million) in economic subsidy funding in connection with the execution of a project intended to transform the sustainable and accessible air mobility ecosystem in Brazil with eVTOL technology (the “Project”). The grant is expected in two installments. The timing of their release and respective values with respect to the funding are subject to certain terms and conditions under the Grant Agreement, including budgetary and financial availability, as well as the conditions determined by the Executive Board of Finep. In addition, the Company continues to participate in the costs of preparing and executing the Project with its own resources, in the minimum amount of R$100.8 million (approximately $19.5 million) as well as to contribute the necessary resources to cover any shortcomings or additions in its execution.

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

As of June 30, 2026, approximately $ 7.1 million has been received under the Grant Agreement. The Company has incurred eligible costs of $7.3 million and made a deposit of $1.6 million into a specific bank account for funding of the Finep grant, in order to receive the first installment from Finep. The deposit and cash received under the grant agreement is classified as “Restricted cash” in the condensed consolidated balance sheets due to the restriction as to withdrawal or usage under the terms of the contractual agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The following discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K (the “2025 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025, and the related notes that are included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors set forth under “Cautionary Note Regarding Forward-Looking Statements” below, in Part I, Item 1A. Risk Factors of our 2025 Form 10-K and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the unaudited condensed consolidated financial statements.

Investors and others should note that we announce financial information through our investor relations website (www.ir.eveairmobility.com) and our official social media channels identified on our investor relations website, and use our website and official social media channels to communicate with our investors and the public about our company, our solutions and other developments. It is possible that information we make available on our investor relations website or through our official social media channels could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we make available on our investor relations website and through our official social media channels.

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

Services Agreements

Eve has entered into Master Services Agreements with each of ERJ and Atech (collectively, the “MSAs”). Eve has also entered into a Shared Services Agreement (“SSA”) with ERJ and EAH. Pursuant to the MSAs, ERJ and Atech, either directly or through their respective affiliates, will provide certain services and products to Eve and its subsidiaries, including, among others, product development of eVTOL, services development, parts planning, technical support, AOG (Aircraft on Ground) support, MRO (Maintenance, Repair and Overhaul) planning, training, special programs, technical publications development, technical publications management and distribution, operation, engineering, designing and administrative services and, at Eve’s option, future eVTOL manufacturing services. Eve expects to collaborate with ERJ and leverage their expertise as an aircraft producer, which will help it design and manufacture eVTOLs with low maintenance and operational costs and design systems and processes for maintenance, develop pilot training programs, and establish operations. The services provided under the SSA include, among others, corporate and administrative services to Eve. In addition, Eve has entered into the Data Access Agreement with ERJ, pursuant to which, among other things, ERJ has agreed to provide Eve with access to certain of its intellectual property and proprietary information in order to facilitate the execution of the specific activities that are set out in certain of the statements of work entered into pursuant to these Services Agreements.

On September 23, 2025, the Company entered into a new Master Services Agreement (the “MSA2”) with Embraer for the provision of support services to develop an industrialization project, including processes and procedures for the production of  eVTOLs and plant operation of the Company’s facility in the city of Taubaté, State of São Paulo, Brazil (the “ETT Manufacturing Site”).

The aforementioned Services Agreements continue to be in full force and effect. Further information about such agreements is set forth in Note 4 of the unaudited condensed consolidated financial statements.

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

In April 2026, we announced the completion of the 50th test flight of our uncrewed full-scale eVTOL aircraft prototype. Based on the current expected timeline for obtaining certain authorizations and certifications related to the production of our eVTOL and the deployment of our related services, we currently anticipate commercialization of our eVTOL and our eVTOL services-and-support business beginning in 2028. Our business will require significant investment leading up to launching passenger services including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training and commercialization.

We believe one of the primary drivers for adoption of our UAM services is the value proposition and time savings offered by aerial mobility relative to traditional ground-based transportation. Additional factors impacting the pace of adoption of our UAM services include but are not limited to: perceptions about eVTOL quality, safety, performance and cost; perceptions about the limited range over which eVTOL may be flown on a single battery charge, volatility in the cost of oil and gasoline, availability of competing forms of transportation, such as ground or air taxi or ride-hailing services, the development of adequate infrastructure, consumers’ perception about the convenience and cost of transportation using eVTOL relative to ground-based alternatives, and increases in fuel efficiency, autonomy, or electrification of cars. In addition, macroeconomic factors could impact demand for UAM services, particularly if end-user pricing is at a premium to ground-based transportation alternatives. We anticipate initial operations in selected high-density metropolitan areas where traffic congestion is particularly acute and operating conditions are suitable for early eVTOL operations. If the market for UAM does not develop as expected, this could impact our ability to generate revenue or grow our business.

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

Government Certification

We plan to obtain authorizations and certifications for our eVTOL with Brazil’s Agência Nacional de Aviação Civil (“ANAC”), the U.S. Federal Aviation Administration (“FAA”), and the European Union Aviation Safety Agency (“EASA”) initially and will seek certifications from other aviation authorities as necessary. We will also need to obtain authorizations and certifications related to the production of our aircraft and the deployment of our related services. While we anticipate being able to meet the requirements of such authorizations and certifications, we may be unable to obtain such authorizations and certifications, or to do so on the timeline we project. Should we fail to obtain any of the required authorizations or certifications, or do so in a timely manner, or any of these authorizations or certifications are modified, suspended or revoked after we obtain them, we may be unable to launch our commercial service or do so on the timelines we project, which would have adverse effects on our business, prospects, financial condition and/or results of operations.

We have submitted certification applications to the Brazilian ANAC, the FAA, and the EASA.

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

Results of Operations (unaudited, in thousands)

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$28,930	$45,672	$16,743	37%
Selling, general and administrative expenses	8,301	8,205	(96)	(1)%
Total operating expenses	37,231	53,877	16,646	31%
Operating loss	(37,231)	(53,877)	16,646	31%
Gain from warrant liability	2,294	(9,471)	11,765	124%
Financial investment income	4,686	3,541	1,146	32%
Interest expense	(5,228)	(2,388)	(2,840)	(119)%
Other loss, net	(1,620)	(2,055)	435	21%
Loss before income taxes	(37,099)	(64,251)	27,152	(42)%
Income tax expense (benefit)	(2,870)	435	3,304	760%
Net loss	$(34,229)	$(64,685)	$30,457	(47)%

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$88,006	$90,383	$2,376	3%
Selling, general and administrative expenses	15,548	16,097	549	3%
Total operating expenses	103,554	106,480	2,925	3%
Operating loss	(103,554)	(106,480)	2,925	3%
Gain from warrant liability	2,893	(6,156)	9,049	n.m.
Financial investment income	9,808	7,454	2,354	32%
Interest expense	(9,848)	(4,622)	(5,226)	(113)%
Other loss, net	(5,116)	(3,789)	(1,326)	n.m.
Loss before income taxes	(105,817)	(113,593)	7,776	(7)%
Income tax (benefit) expense	(2,775)	(123)	2,652	n.m.
Net loss	$(103,042)	$(113,470)	$10,428	(9)%

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

Research and development expenses decreased by $16.7 million and $2.4 million for the three and six months ended June 30, 2026, respectively. The decrease in research and development expenses was primarily driven by the evolution of negotiations with certain contractors and the program development updates which resulted in a favorable adjustment to previously recorded cost estimates. Despite the R&D reduction from contractors, activities under the Master Services Agreement (MSA) with Embraer continue to increase, reflecting higher efforts related to the eVTOL program, Customer Services, and CapEx-related activities, as well as expenditures on projects such as the Digital Program and the Knowledge Gains Initiative (KGI), driven by ongoing investments to support strategic digital and knowledge development initiatives.

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

Selling, general and administrative expenses increased by $0.1 million and decreased by $0.5 million for the three and six months ended June 30, 2026, respectively. The decrease for the six-month period was primarily attributable to lower payroll expenses associated with restricted stock unit ("RSU") awards granted to employees. The increase for the three-month period was mainly driven by higher travel and depreciation expenses. Travel expenses increased primarily due to a change in cost allocation methodology, whereby certain travel costs were recorded separately as reimbursements during the second quarter of 2026, whereas in the second quarter of 2025 these costs were included in engineering services invoices. In addition, depreciation and amortization expense increased as a result of newly placed-in-service assets and systems, including the Full-Scale Mockup, OneStream, and other recent capital investments.

Gain from Warrant Liability

Warrant Liability relates to the Private Warrants, which are valued using the trading price of the Company’s Public Warrants. The gain from the change in fair value of the warrant liability increased $11.8 million for the three months ended June 30, 2026, due to a $0.75 decline in the Public Warrant trading price, compared to the trading price increase of $0.53 for the three months ended June 30, 2025. The gain from the change in fair value of the warrant liability increased $9.0 million for the six months ended June 30, 2026, due to a $0.29 decrease in the Public Warrant trading price, compared to the trading price increase of $0.43 for the six months ended June 30, 2025.

Financial investment income

Financial investment income increased $1.1 million and $2.4 million for the three and six months ended June 30, 2026 primarily due to a higher average balance of financial as compared to the prior periods. The Company invests cash in highly rated, short-term fixed-income instruments, primarily in US Dollars, with reputable financial institutions.

Interest expense

Interest expense increased $2.8 million and $5.2 million for the three and six months ended June 30, 2026, respectively, primarily related to the larger outstanding debt balance as compared to the prior periods.

Other loss, net

Other loss, net decreased $0.4 million and increased $1.3 million for the three and six months ended June 30, 2026, respectively. The increase for the six-month period was primarily attributable to higher foreign currency losses of $1.2 million and higher financial expenses of $0.1 million. The decrease for the three-month period was primarily due to higher foreign exchange gains recognized during the quarter. The favorable impact of currency fluctuations reduced net losses compared to the prior-year period.

Income tax (benefit) expense

Income tax expense decreased $3.3 million and $2.7 million for the three and six months ended June 30, 2026, respectively, primarily due to deferred income tax from future transactions that will generate tax benefits of Eve Brazil, in the Brazilian tax jurisdiction on a standalone basis.

Liquidity and Capital Resources

The Company has incurred net losses since its inception and to date has not generated any revenue. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of June 30, 2026, the Company has cash, cash equivalents and restricted cash of $60.8 million, financial investments of $342.5 million, available debt to be drawn of $117.7 million and grant funding commitments of $10.2 million from Finep, which totals approximately $531.3 million of liquidity. Total liquidity is expected to be sufficient to fund our operating plan for at least the next twelve months.

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

Cash Flows (unaudited)

The following table summarizes cash flows for the periods indicated (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025	Change
Net cash used by operating activities	$(115,330)	$(80,523)	$(34,807)
Net cash provided (used) by investing activities	$(61,672)	$45,278	$(106,950)
Net cash provided by financing activities	$126,157	$20,479	$105,678

Net Cash Used by Operating Activities

Net cash used by operating activities increased $34.8 million for the six months ended June 30, 2026, primarily as a result of the impact of change in non-cash activity offset by decreased net losses due to delays in the program development as well as the revision of contractual milestones.

Net Cash Used by Investing Activities

Net cash used by investing activities decreased $107.0 million for the six months ended June 30, 2026, primarily related to increased purchases of financial investments of $57.0 million and a decrease of redemptions of financial investments of $49.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased $105.7 million for the six months ended June 30, 2026, primarily related to increased proceeds from debt of $157.4 million, offset by an increase of repayment of debt of $51.8 million.

Available Credit, Debt and Grants

As of June 30, 2026, there was approximately $117.7 million available to be drawn under the Company’s debt arrangements.

On January 23, 2023, the Company entered into a loan agreement with BNDES, pursuant to which BNDES granted two lines of credit to the Company, with an aggregate amount of R$490.0 million (approximately $95.6 million, using the exchange rate on June 30, 2026), to support the development of the eVTOL. For additional information about the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023. On December 21, 2023, the Company announced that Bradesco Bank had concluded that these lines of credit under the loan agreement aligned with the 2023 Green Loans Principles, which is a set of guidelines issued for structuring loan operations for sustainable purposes. As of June 30, 2026, these lines of credit have been fully drawn at a weighted-average interest rate of 5.5%.

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling R$500.0 million (approximately $94.5 million) as of June 30, 2026. As of June 30, 2026, the Company has not drawn from these lines of credit.

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

The early repayment was made in connection with, and as a required condition to the Company’s January 13, 2026 entry into a new syndicated Credit Agreement, as discussed below.

On November 22, 2024, the Company entered into a loan agreement with BNDES for R$200 million (approximately $38.6 million), to support the second phase of the development of the Company’s eVTOL project. As of June 30, 2026, the company had drawn $36.6 million from this line of credit.

On June 3, 2025, the Company announced that it had been selected by Finep – Brazil’s Funding Authority for Studies and Projects, to receive a nonrepayable grant of up to $17.4 million. The total project investment amount is up to $35.0 million, combining the Finep grant with Eve’s required company contribution of $19.5 million. This was the first grant awarded to the Company, which we believe reinforces our leadership in developing innovative solutions for sustainable urban air mobility. As of June 30, 2026, approximately $7.1 million has been received under the Grant Agreement. The Company has incurred eligible costs of $7.3 million and made a deposit of $1.6 million into a specific bank account for funding of the Finep grant, in order to receive the first installment from Finep.

On November 18, 2025, the Company entered into a loan agreement with BNDES, pursuant to which BNDES has agreed to grant two lines of credit totaling approximately $38.4 million as of December 31, 2025, which are intended to support the electric motor development phase of eVTOLs. Sub-credit A is in the amount of R$160 million (approximately U.S.$30.9 million) and Sub-credit B is in the amount of R$40 million (approximately U.S.$7.3 million). As of June 30, 2026, the Company had drawn $19.0 million from this loan agreement.

On December 23, 2025, the Company entered into a loan agreement with Private Export Funding Corporation, ("PEFCO"), and Export-Import Bank of the United States, an agency of the United States of America, ("US EXIM") pursuant to which PEFCO agreed to establish a credit facility in favor of and guaranteed by the Company, in the maximum principal amount of up to U.S. 15,607,279.94, subject to certain conditions set forth in the Credit Agreement, intended to be used to finance (i) the Financed Portion of the relevant Goods (as defined in the Credit Agreement) and (ii) 100% of the Exposure Fee in respect of such Goods and Services (as defined in the Credit Agreement). The Company has borrowed the total amount of US$ 13,574,467 subject to an interest rate of 1.95% per year plus Term Secured Overnight Financing Rate (“SOFR”). As of June 30, 2026, the Company had drawn $13.6 million from this loan agreement.

On January 13, 2026, the Company entered into a syndicated credit agreement with Banco do Brasil S.A. New York Branch (“BB”), Citibank, N.A. (“Citibank”), Itaú Unibanco S.A. Miami Branch (“Itaú”), MUFG Bank, Ltd. (“MUFG”, and, together with BB, Citibank and Itaú, the “Lenders” and each a “Lender”), and Banco Itaú Chile as administrative agent (in such capacity the “Administrative Agent”), dated as of January 13, 2026, pursuant to which the Lenders agreed, subject to certain conditions set forth in the Credit Agreement, to provide an advance to EVE UAM of an aggregate amount of U.S.$150 million. As of June 30, 2026, the Company had drawn $150.0 million from this credit agreement.

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

On August 13, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors including BNDES Participações S.A. – BNDESPAR (a subsidiary of BNDES and collectively included in the term “BNDES”), Embraer and other institutional investors, for the issuance and sale of an aggregate of approximately 47.4 million newly issued shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), at a purchase price of $4.85 per share. The subscription by BNDES included  Brazilian Depositary Receipts (“BDRs”), each of which represents one share of Common Stock, at a purchase price of R$26.21 per BDR, which reflects an equivalent value of the price per share based on the PTAX rate on August 12, 2025, in a registered direct offering effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-287863) filed under the Securities Act of 1933, as amended. The Subscription Agreements contain customary representations and warranties and covenants that the parties made to each other in the context of the Registered Direct Offering. The Company received aggregate gross proceeds of $230.0 million in the transaction. Issuance costs of approximately $12.6 million were charged against the gross proceeds as part of the transaction. The proceeds were recorded to the “Additional paid-in capital” line item of the condensed consolidated balance sheets, with exception of the par value of common stock issued as part of the transaction.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk for changes in the Brazilian interest rate CDI, related to our cash equivalents in Brazil that are invested in Certificates of Deposit with Banks (“CDB”), which are issued by financial institutions in Brazil and immediately available for redemption. The CDI rate is an average of interbank overnight rates in Brazil. A risk to interest income arises from rate fluctuations in the Brazilian interest rates.

As of June 30, 2026, approximately $7.8 million, or 2.0%, of our consolidated cash and cash equivalents and financial investments were indexed to the variation of the CDI rate. A hypothetical 100 basis point change in the CDI rate would increase or decrease the annual interest income on these instruments by approximately $77,974 assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

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

The interest rate on the Syndicated Loan and the US Exim/ PEFCO loan is calculated as 3.1% and 1.95% per year, respectively, plus term SOFR 3M published by CME Group Benchmark Administration Limited, starting with Term SOFR of the day on which the agreement was signed. Subsequently, the rate is updated for the Term SOFR published on the date determined by the Bank, and will be fixed for the next three months until the next update.

Variable-rate debt represented 52% or $162,382,285 , of our total long-term debt as of June 30, 2026. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense on variable-rate debt by approximately $1,623,823.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains and losses are those denominated in Brazilian reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the Brazilian real to the value of the US Dollar may adversely affect us. As of June 30, 2026, less than 2% of total assets and 27% of total liabilities are denominated in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of June 30, 2026, the real closed at 5.1766 reais per US $1.00.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2025, a putative shareholder derivative action, captioned Taylor v. Embraer Aircraft Holding, Inc., et al., C.A. No. 2025-0233-NAC, was filed in the Delaware Court of Chancery against EAH, our directors and certain of our officers, asserting breach of fiduciary duty claims related to the 2024 Private Placement of common stock and warrants that were issued to EAH in September 2024. Eve Holding was also named as a nominal defendant in the case. The action is captioned Taylor v. Embraer Aircraft Holding, Inc., et al., C.A. No. 2025-0233-NAC. The complaint sought, among other things, declaratory relief, damages, costs and attorneys’ fees and expenses.  Pursuant to the operative scheduling order, the defendants moved to dismiss the complaint on April 30, 2025.

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

Per the stipulated scheduling order, the plaintiff filed an amended complaint on April 28, 2026, and the defendants moved to dismiss the amended complaint on June 29, 2026.  On July 14, 2026, the plaintiff filed a notice and proposed order voluntarily dismissing all claims with prejudice as to himself only, and without prejudice as to any actual or potential derivative claims on behalf of the Company.  The notice further provided that no compensation had passed from any defendant to plaintiff or his counsel, and no promise to give any such compensation had been made. The Court entered the dismissal order on July 16, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

		Incorporated by reference				Filed or Furnished Herewith
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1**	Second Amended and Restated Certificate of Incorporation of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.1	May 13, 2022
3.2**	Amended and Restated Bylaws of Eve Holding, Inc., dated as of May 9, 2022.	8-K	001-39704	3.2	May 13, 2022
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EVE HOLDING, INC.
Date: August 4, 2026	By:	/s/ Johann Bordais
		Name:	Johann Bordais
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026	By:	/s/ Eduardo Couto
		Name:	Eduardo Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)