Form 10-Q
period 2026-09-30
Eve Holding, Inc.
filed 2026-11-05
CIK 1823652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 5, 2026, there were 348,498,789 shares of common stock, par value $0.001 per share, issued and outstanding.

PART I  FINANCIAL INFORMATION (Unaudited)

Item 1.  Financial Statements

EVE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$119,410	$103,233
Restricted cash	8,207	8,380
Financial investments	228,367	280,845
Related party receivable	6	54
Other current assets	17,755	18,362
Total current assets	373,745	410,874
Non-current assets
Related party receivables	383	19
Property, plant & equipment, net	14,867	10,560
Right-of-use assets, net	215	310
Capitalized software, net	8,976	4,762
Deferred income taxes, net	3,916	3,916
Other non-current assets	7,350	4,434
Total non-current assets	35,707	24,002
Total assets	$409,452	$434,875

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$4,193	$3,828
Related party payables	52,883	70,265
Current portion of long-term debt	8,497	3,374
Warrant liability	698	4,588
Other current payables	52,869	42,713
Total current liabilities	119,140	124,769
Non-current liabilities
Long-term debt	313,643	176,412
Other non-current payables	1,858	1,890
Related party payables	9,294	8,046
Total non-current liabilities	324,795	186,348
Total liabilities	443,935	311,117
Commitments and contingencies (Note 15)
Equity
Common stock, $0.001 par value	348	348
Additional paid-in capital	833,352	830,500
Accumulated deficit	(868,184)	(707,090)
Total equity	(34,483)	123,758
Total liabilities and equity	$409,452	$434,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating expenses
Research and development expenses	$48,293	$44,873	$136,299	$135,256
Selling, general and administrative expenses	5,962	7,025	21,510	23,122
Total operating expenses	54,255	51,898	157,809	158,378
Operating loss	(54,255)	(51,898)	(157,809)	(158,378)
Gain (Loss) from warrant liability	997	6,441	3,890	285
Financial investment income	4,255	4,144	14,063	11,598
Interest expense	(5,544)	(2,671)	(15,392)	(7,293)
Other loss, net	(523)	(1,657)	(5,639)	(5,446)
Loss before income taxes	(55,071)	(45,641)	(160,888)	(159,234)
Income tax expense (benefit)	2,982	1,225	206	1,102
Net loss	$(58,052)	$(46,866)	$(161,094)	$(160,336)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(58,052)	$(46,866)	$(161,094)	$(160,336)
Total comprehensive loss	$(58,052)	$(46,866)	$(161,094)	$(160,336)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts) (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Equity
Balance at December 31, 2024	297,644	$298	$606,460	$(482,835)	$123,922
Net loss	-	-	-	(48,784)	(48,784)
Share-based compensation	-	-	1,002	-	1,002
Balance as of March 31, 2025	297,644	298	607,462	(531,619)	76,141
Net loss	-	-	-	(64,685)	(64,685)
Share-based compensation and issuance for vested awards	242	0	1,980	-	1,980
Balance as of June 30, 2025	297,887	298	609,442	(596,304)	13,435
Net loss	-	-	-	(46,866)	(46,866)
Issuance of common stock, net	47,423	47	217,353	-	217,401
Warrants exercised for common stock	2,995	3	-	-	3
Share-based compensation	-	-	86	-	86
Balance as of September 30, 2025	348,305	$348	$826,881	$(643,171)	$184,059

Balance as of December 31, 2025	348,305	$348	$830,500	$(707,090)	$123,758
Net loss	-	-	-	(68,813)	(68,813)
Share-based compensation	-	-	1,108	-	1,108
Balance as of March 31, 2026	348,305	348	831,608	(775,903)	56,054
Net loss	-	-	-	(34,229)	(34,229)
Share-based compensation and issuance of stock	182	0	1,006	-	1,006
Balance as of June 30, 2026	348,486	348	832,614	(810,131)	22,831
Net loss	-	-	-	(58,052)	(58,052)
Share-based compensation and issuance of stock	12	0	738	-	738
Balance as of September 30, 2026	348,499	$348	$833,352	$(868,184)	$(34,483)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Amounts may not add due to rounding.

EVE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net loss	$(161,094)	$(160,336)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	1,408	542
Non-cash lease expenses	132	469
Unrealized (gain)/loss on exchange rate translation	3,231	3,279
Share-based compensation	3,001	3,225
(Gain) Loss from warrant liability	(3,890)	(285)
Changes in operating assets and liabilities
Accrued interest on financial investments, net	2,477	(1,216)
Other assets	(3,854)	(2,997)
Related party receivables	(316)	409
Accounts payable	(1,089)	(1,421)
Related party payables	(16,155)	10,138
Other payables	9,211	13,696
Net cash used by operating activities	(166,936)	(134,498)
Cash flows from investing activities
Redemptions of financial investments	284,000	221,000
Purchases of financial investments	(234,000)	(317,000)
Expenditures for capitalized software	(3,101)	-
Expenditures for property, plant and equipment	(3,022)	(8,454)
Net cash provided (used) by investing activities	43,878	(104,454)
Cash flows from financing activities
Repayment of long-term debt principal	(52,814)	-
Proceeds from issuance of common stock	-	226,336
Non-investor equity issuance costs	-	(8,932)
Proceeds from debt	192,692	33,272
Non-creditor debt issuance costs	(252)	(178)
Tax withholding on share-based compensation	(149)	(157)
Net cash provided by financing activities	139,478	250,342
Effect of exchange rate changes on cash and cash equivalents	(416)	(329)
Increase in cash, cash equivalents and restricted cash	16,004	11,060
Cash, cash equivalents and restricted cash at beginning of period	111,613	56,366
Cash, cash equivalents and restricted cash at end of period	$127,617	$67,426
Supplemental disclosure of cash information
Cash paid for interest	$10,054	$6,697
Cash paid for income tax	$-	$1,015
Supplemental disclosure of other non-cash investing and financing activities
Property expenditures in accounts payable and other payables	$1,709	$2,863
Right-of-use assets obtained in exchange for operating lease liabilities	$(7)	$35
Issuance of common stock for vested restricted stock units	$543	$941

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

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in US Dollars, unless otherwise noted, and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting.

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

On December 4, 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in International Financial Reporting Standards (“IFRS”), specifically International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance; makes certain targeted improvements; and modifies certain of the existing disclosure requirements in ASC 832, Government Assistance. The guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting guidance on the related disclosures to the consolidated financial statements.

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents include deposits in Certificates of Deposit with Banks (“CDBs”) issued by financial institutions in Brazil that are immediately available for redemption and fixed term deposits in US Dollars with original maturities of 90 days or less.

	September 30, 2026	December 31, 2025
Cash	$2,437	$71,431
CDBs	732	1,738
Fixed deposits	116,241	30,064
Total cash and cash equivalents	$119,410	$103,233

Note 3 – Financial Investments

The financial investments are classified as held-to-maturity (“HTM”) because management has the intent and ability to hold the securities until maturity. These investments include time deposits with original maturities of one year or less, but greater than 90 days and are recorded at amortized cost in the condensed consolidated balance sheets.

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$228,367	$3	$(474)	$227,896

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
HTM securities, at cost:
Time deposits	$280,845	$687	$(86)	$281,445

No allowances for credit losses were recognized as of September 30, 2026 and December 31, 2025.

Note 4 – Related Party Transactions

Relationship with Embraer

Embraer S.A., a Brazilian corporation (sociedade anônima) (“ERJ”), through one of its wholly owned subsidiaries Embraer Aircraft Holdings, Inc. (“EAH” and collectively “Embraer”), owns approximately 72% of the outstanding common stock of the Company as of September 30, 2026. The expenses from transactions with Embraer or any of its affiliates reflected in the condensed consolidated financial statements may not be indicative of expenses that would be incurred in arm’s length transactions.

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

Refer to Note 7 and Note 8 for more information regarding the Registered Direct Offering.

Master Service Agreements and Shared Service Agreement  In December 2021, the Company and Embraer entered into the Master Services Agreement (“MSA”) and Shared Services Agreement (“SSA”), and as a result, Embraer began charging the Company for research and development (“R&D”) and selling, general and administrative (“SG&A”) services, respectively. The initial terms for the MSA and SSA are 15 years. The MSA can be automatically renewed for additional successive one-year periods. The MSA established a fee so that the Company may have access to Embraer’s R&D and engineering department structure, as well as, at the Company’s option, the ability to access manufacturing facilities in the future. The SSA established a cost overhead pool to be allocated, excluding any margin, so that the Company may be provided with access to certain of Embraer’s administrative services and facilities such as shared service centers. In addition, in December 2021, the Company entered into an MSA with Atech Negócios em Tecnologias S.A., a Brazilian corporation (sociedade anônima) (“Atech”) and a wholly owned subsidiary of Embraer, for an initial term of 15 years. Fees under the Atech MSA are for services related to air traffic management software development, defense systems, simulation systems, engineering and consulting services.

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

Leases  The Company has entered into agreements with Embraer to lease corporate office space and other facilities, including a site expected to be used to develop the Company’s manufacturing facility for eVTOL production. The Company has entered into two lease agreements with Embraer that have not yet commenced and therefore no right-of-use asset or lease liability have been recognized as of September 30, 2026. One agreement is for a facility in Gavião Peixoto, São Paulo, Brazil, and is expected to commence later in 2026 or early in 2027. The other lease agreement is for the ETT Manufacturing Site. The lease for this property is expected to commence in 2027. Operating cash flows include lease prepayments related to operating lease arrangements. Management believes classification within operating activities is consistent with the nature of the underlying lease payments and the Company's accounting policy.

Related Party Expenses

The following table summarizes the related party expenses for the periods:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Research and development expenses	$31,582	$34,090	$92,056	$94,497
Selling, general and administrative expenses	737	1,385	2,729	3,596
Total	$32,319	$35,476	$94,784	$98,094

Note 5 – Other Balance Sheet Components

Property, Plant and Equipment

Property, Plant and Equipment consisted of the following:

	September 30, 2026	December 31, 2025
Construction in process ("CIP")	$6,829	$3,251
Tooling	6,404	5,010
eVTOL mockups	2,131	2,131
Machinery and equipment	698	594
Leasehold improvement	227	224
Computer hardware	41	39
Total property, plant and equipment	$16,329	$11,248
Less: Accumulated depreciation	(1,462)	(688)
Total property, net	$14,867	$10,560

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

For the nine months ended September 30, 2026, there was $8.9 million related to software not placed in service.

Other Current Payables

Other current payables are comprised of the following items:

	September 30, 2026	December 31, 2025
Accrued services	$32,780	$23,412
Subsidies and grants	6,992	6,530
Accrued payroll	5,756	7,600
Accrued interest	3,872	1,062
Advances from customers	2,940	2,770
Income tax payable	206	968
Other payables	322	371
Total	$52,869	$42,713

Note 6 – Debt

The following table summarizes the Company’s outstanding debt:

Title	Interest Rate (a)	Maturity Dates	September 30, 2026	December 31, 2025
Term loans outstanding (b)	6.6%	2026-2040	$326,240	$182,474
Unamortized debt issuance costs			(4,100)	(2,689)
Total debt, net			322,140	179,785
Less: current portion of long-term debt			(8,497)	(3,374)
Long-term debt, net			$313,643	$176,412

(a)	Weighted-average interest rate as of September 30, 2026
(b)	Includes debt denominated in BRL and converted to USD as of the reporting date

The long-term debt principal as of September 30, 2026 matures as follows:

	2026	2027	2028	2029	2030	2031 and thereafter	Total
Debt maturities	$1,045	$11,788	$19,812	$19,976	$95,142	$178,477	$326,240

The Company has the following loan agreements as of September 30, 2026:

2023 BNDES Phase 1 Loan Agreement

In January 2023, the Company entered into a loan agreement with Banco Nacional de Desenvolvimento Economico e Social (“BNDES”), pursuant to which BNDES extended two loans with an aggregate borrowing availability of R$490 million (approximately $95.6 million), to support the first phase of the development of the Company’s eVTOL project. The first loan (“Sub-credit A”), in the amount of R$80 million (approximately $15.4 million),was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A has maturity dates on a monthly basis from March 2026 through February 2035. The second loan (“Sub-credit B”), in the amount of R$410 million (approximately $80.2 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B has maturity dates on a quarterly basis from April 2027 through January 2035. As of September 30, 2026, these lines of credit have been fully drawn at a weighted-average interest rate of 5.5%.

2024 BNDES Industrialization Agreement

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling approximately $94.5 million as of September 30, 2026, denominated as follows: Sub-credit A in the amount of R$140 million (approximately $27.0 million), Sub-credit B in the amount of R$60 million (approximately $10.8 million), Sub-credit C in the amount of R$210 million (approximately $40.5 million) and Sub-credit D in the amount of R$90 million (approximately $16.2 million). The principal amount of the debt arising from the Sub-credit A will bear an interest rate of 2.20% per annum, and that arising from the Sub-credit C will bear an interest rate of 2.75% per annum above the Reference Rate (TR) 226, published in the Time Series Management System - SGS of the Central Bank of Brazil, under code no. 226, or any other that may replace it. The principal amount of the debt owed under Sub-credit B will bear interest at the rate of 1.10% per annum and under Sub-credit D will bear interest at the rate of 1.65% per annum plus the fixed rate published by the BNDES System. The financing is intended for the development of the manufacturing facility for the production of eVTOL aircraft in the city of Taubaté, São Paulo, Brazil. The financing will also be secured by the underlying machinery and equipment to be acquired with the funds for the manufacturing facility. The agreement is subject to a one-time commission fee of R$2.5 million (approximately $0.5 million). As of September 30, 2026, the Company has not drawn from these lines of credit.

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

2024 BNDES Phase 2 Loan Agreement

On November 22, 2024, the Company entered into a loan agreement with BNDES, pursuant to which BNDES agreed to grant the Company a loan of R$200 million (approximately $38.6 million) and subject to an interest rate of 7.53%. The loan is intended to support the second phase of the eVTOL project. As of September 30, 2026, the line of credit under this loan agreement had been fully drawn.

2025 BNDES Electric Motors Development Loan Agreement

On November 18, 2025, the Company entered into a loan agreement with BNDES, pursuant to which BNDES has agreed to grant two lines of credit totaling approximately $38.4 million as of December 31, 2025. The first loan (“Sub-credit A”), in the amount of R$160 million (approximately $30.9 million), was denominated in Brazilian reais by Fundo Nacional Sobre Mudança Climática (“FNMC”), a BNDES fund that supports businesses focused on mitigating climate change and reducing carbon emissions. Sub-credit A will bear interest of 7.88% per annum. The second loan (“Sub-credit B”), in the amount of R$ 40 million (approximately $7.3 million), was denominated in US Dollars when the agreement was executed by the US Dollar sale rate published by the Central Bank of Brazil as the “PTAX” rate. Sub-credit B will bear interest of 1.1% per annum plus the fixed rate published by the BNDES System. Both lines have maturity dates on a semi-annual basis from May 2028 through November 2040. The credit is intended to support the electric motor development phase of electric vertical takeoff and landing aircrafts (“eVTOLs”).As of September 30, 2026, the Company had drawn $28.5 million from these lines of credit.

The BNDES loan agreements provide that the availability of such loans are subject to BNDES rules and regulations and/or funding by the Conselho Monetário Nacional, Brazil’s National Monetary Council.

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

As of September 30, 2026, there was approximately $104.2 million available to be drawn under the Company’s debt arrangements.

2025 PEFCO/ US EXIM Credit Agreement

On December 23, 2025, the Company entered into a loan agreement with Private Export Funding Corporation, ("PEFCO"), and Export-Import Bank of the United States, an agency of the United States of America, ("US EXIM") pursuant to which PEFCO agreed to establish a credit facility in favor of and guaranteed by the Company, in the maximum principal amount of up to U.S. 15,607,279.94, subject to certain conditions set forth in the Credit Agreement, intended to be used to finance (i) the Financed Portion of the relevant Goods (as defined in the Credit Agreement) and (ii) 100% of the Exposure Fee in respect of such Goods and Services (as defined in the Credit Agreement). The Company has borrowed the total amount of US$ 13,574,467 subject to an interest rate of 1.95% per year plus Term Secured Overnight Financing Rate (“SOFR”) and with maturity dates on a quarterly basis from March 2026 through December 2030. As of September 30, 2026, the Company had drawn $13.6 million from this loan agreement.

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

2026 Itau Syndicated Credit Agreement

On January 13, 2026, the Company and Banco do Brasil S.A. New York Branch, Citibank, Itaú Unibanco S.A. Miami Branch, MUFG Bank, Ltd (collectively referred to as “Lenders”) entered into a syndicated credit agreement and Banco Itaú Chile as administrative agent, pursuant to which the Lenders agreed, subject to certain conditions set forth in the Credit Agreement, to provide an advance to EVE UAM of an aggregate amount of $150 million. On January 15, 2026, the conditions set forth in the Credit Agreement were satisfied and the Lenders provided an advance in an aggregate amount of U.S.$150 million to EVE UAM. The advance is to be used for EVE UAM’s core business activities, including, but not limited to, payments to the suppliers and/or to finance the prepayment of its costs of producing and selling its goods. The Company agreed to guarantee EVE UAM’s obligations under the Credit Agreement. The principal will bear interest of 3.1% per annum plus three-month Term SOFR Rate published by CME and has maturity dates on a annual basis from January 2030 through January 2031. As of September 30, 2026, the Company had drawn $150.0 million from this credit agreement.

Compliance with Debt Covenants

Our loan facilities require compliance with either a debt service coverage ratio, customary affirmative, negative and operational covenants, customary events of default, prepayment and cure provisions, and regular reporting to lenders including providing certain subsidiary financial statements. Our term loan with our Syndicated loan requires compliance with a debt service coverage ratio (defined as the sum of unrestricted cash and cash equivalents, divided by debt service obligations). Failure to meet certain of these requirements may result in a covenant violation or an event of default depending on the terms of the agreement. An event of default may allow lenders to declare amounts outstanding under these agreements immediately due and payable, to enforce their interests against collateral pledged under these agreements or restrict our ability to obtain additional borrowings. No covenant violations or technical defaults existed at September 30, 2026.

Note 7 – Equity

The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the ticker EVEX. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.001 per share: (i) 1.0 billion shares of common stock; and (ii) 100.0 million shares of preferred stock. There were 348,498,789 and 348,304,584 shares of common stock issued and outstanding as of September 30, 2026 and December 31, 2025, respectively. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the Company’s Board of Directors in its discretion out of funds legally available. No dividends on common stock have been declared by the Company’s Board of Directors through September 30, 2026, and the Company does not expect to pay dividends in the foreseeable future. The Company has shares of common stock reserved for future issuance related to warrants and share-based compensation. Refer to Note 8 and Note 11 for additional information.

Preferred stock may be issued at the discretion of the Company’s Board of Directors, as may be permitted by the General Corporation Law of the State of Delaware and without further stockholder action. The shares of preferred stock would be issuable for any proper corporate purpose, including, among other things, future acquisitions, capital raising transactions consisting of equity or convertible debt, stock dividends, or issuances under current and any future stock incentive plans, pursuant to which the Company may provide equity incentives to employees, officers, and directors and in certain instances may be used as an anti-takeover defense. As of September 30, 2026 and December 31, 2025, there was no preferred stock issued and outstanding.

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

2025 Registered Direct Offering

On August 13, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors, including BNDES Participações S.A. – BNDESPAR (a subsidiary of BNDES and collectively included in the term “BNDES”), Embraer and other institutional investors, for the issuance and sale of an aggregate of approximately 47.4 million newly issued shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), at a purchase price of $4.85 per share. The subscription by BNDES included Brazilian Depositary Receipts (“BDRs”), each of which represents one share of Common Stock, at a purchase price of R$26.21 per BDR, which reflects an equivalent value of the price per share based on the PTAX rate on August 12, 2025, in a registered direct offering effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-287863) filed under the Securities Act of 1933, as amended. The Subscription Agreements contain customary representations and warranties and covenants that the parties made to each other in the context of the Registered Direct Offering. The Company received aggregate gross proceeds of $230.0 million in the transaction. Issuance costs of approximately $12.6 million were charged against the gross proceeds as part of the transaction. The proceeds were recorded to the “Additional paid-in capital” line item of the condensed consolidated balance sheets, with the exception of the par value of common stock issued as part of the transaction.

As part of the subscription by BNDES, the Company is required to use the gross proceeds of $75.0 million from BNDES to pay for services performed in Brazil. The Company expects to use the remaining proceeds for general corporate purposes, including the financing of its operations and repayment of outstanding indebtedness.

2024 Private Placement

On June 28, 2024 and July 12, 2024, the Company entered into subscription agreements, warrant agreements, and warrant exchange agreements with certain investors relating to a private placement for (i) the issuance and sale of 23.9 million newly issued shares of common stock of the Company, par value $0.001 per share, for cash at a purchase price of $4.00 per share, (ii) the issuance of approximately 3.3 million shares of common stock of the Company in exchange for the surrender and cancellation of certain warrants to acquire an aggregate of approximately 8.3 million shares of common stock of the Company, and (iii) the issuance of certain Penny Warrants to acquire an aggregate of 2.5 million shares of common stock of the Company (of which, 1.5 million were issued to Embraer) (together, the “2024 Private Placement”). The common stock issued has the same rights as the existing common stock issued and outstanding. Refer to Note 8 for more information regarding the warrants related to the 2024 Private Placement. The transactions contemplated by the 2024 Private Placement closed on July 2, 2024, July 5, 2024, July 18, 2024, and September 4, 2024. The Company received aggregate gross proceeds of $95.6 million. A portion of the gross proceeds was allocated to the warrants exchanged for common stock with the residual value being attributable to the newly issued shares of common stock. Issuance costs of approximately $2.3 million were charged against the gross proceeds as part of the transaction. The proceeds were recorded to the “Additional paid-in capital” line item of the condensed consolidated balance sheets, with the exception of the par value of common stock issued as part of the transaction. The Company intends to use the net proceeds for working capital and general corporate purposes.

Note 8 – Common Stock Warrants

Warrants Classified as Equity

Public Warrants

The Company has outstanding warrants that, as of September 30, 2026, were publicly traded on the NYSE (the “Public Warrants”) under the ticker EVEXW. Each Public Warrant entitles its holder to purchase one share of common stock at an exercise price of $11.50 per share, to be exercised only for a whole number of shares of our common stock. The Public Warrants are exercisable provided that we have an effective registration statement under the Securities Act of 1933 (“Securities Act”) covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in their warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Public Warrants expire five years after the consummation of the Company’s business combination on May 9, 2022 (“Closing”) or earlier upon redemption or liquidation. We may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading days period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

In connection with the 2024 Private Placement, certain investors agreed to cancel approximately 3.3 million Public Warrants in exchange for approximately 1.3 million shares of common stock of the Company.

As of September 30, 2026, there were approximately 12,478,852 Public Warrants outstanding.

On October 21, 2026, the NYSE notified the Company, and, on October 22, 2026, the NYSE publicly announced, that the NYSE has determined to (a) commence proceedings to delist the Public Warrants and (b) immediately suspend trading in the Public Warrants due to “abnormally low selling price” levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The NYSE indicated that it will apply to the SEC to delist the Public Warrants upon completion of all applicable procedures.

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

The Penny Warrants were measured at fair value on the grant date. The grant date is either the original grant date or, in cases where there has been a modification to the underlying agreement, the effective date of the modified agreement is used as the new grant date for determining fair value. The grant date fair value of Penny Warrants was calculated by subtracting $0.01 from the Company’s common stock share price on the grant date.

In July 2025, warrant holders exercised 3.0 million Penny Warrants for slightly less than 3.0 million shares of the Company’s common stock. The difference between the number of exercised warrants and issued common stock reflects a cashless exercise.

As of September 30, 2026, there were approximately 18,022,536 Penny Warrants outstanding, of which 3,000,000 were vested and exercisable.

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

As of September 30, 2026, the Company had 12,000,000 Market Warrants outstanding with an exercise price of $15.00.

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

As of September 30, 2026, there were approximately 9,974,555 Private Warrants outstanding.

Note 9 –Warrant Liability

The Company has warrant liabilities of $0.7 million and $4.6 million, as of September 30, 2026 and December 31, 2025, respectively, related to the Private Warrants. Historically, the company has used the share price of its Public Warrants as the input for the recurring fair value measurement of Private Warrants at the end of each reporting period within the “Warrant Liability” line item of the condensed consolidated balance sheets. The Public Warrants have been used to remeasure the fair value as they have similar key terms. Refer to Note 8 and 10 for additional information.

During the nine months ended September 30, 2026 and 2025, gains of $3.9 million and $0.3 million, respectively, were recognized within the “Gain from Warranty Liability” line in the condensed consolidated statements of operations. The change in fair value is included under operating activities within the condensed consolidated statements of cash flows.

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

As of September 30, 2026 and December 31, 2025, there were no changes in the fair value methodology and no transfers between levels of the financial instruments.

The following table lists the Company’s financial liabilities by level within the fair value hierarchy.

	September 30, 2026				December 31, 2025
	Carrying	Fair Value			Carrying	Fair Value
	Amount	Level 1	Level 2	Level 3	Amount	Level 1	Level 2	Level 3
Private Warrants	$698	$-	$698	$-	$4,588	$-	$4,588	$-
Debt	$322,140	$-	$310,999	$-	$179,786	$-	$184,139	$-

Note 11 – Earnings Per Share

Basic and diluted earnings per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that would occur if securities were exercised or converted into common stock. The effects of any incremental potential common stock are excluded from the calculation of earnings per share if their effect would be anti-dilutive. Contingently issuable shares, including equity awards with performance conditions, are considered outstanding common shares and included in basic and diluted earnings per share as of the date that all necessary conditions to earn the awards have been satisfied. Public and Private Warrants are considered for the diluted earnings per share calculation to the extent they are “in-the-money” and their effect is dilutive. The Company has retroactively adjusted the shares issued and outstanding prior to May 9, 2022, to give effect to the exchange ratio.

For the three and nine months ended September 30, 2026 and 2025, there were no securities outstanding whose effect would be dilutive to earnings per share. Therefore, the number of basic and diluted weighted-average shares outstanding were equal in each respective period.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(58,052)	$(46,866)	$(161,094)	$(160,336)
Weighted-average shares outstanding – basic and diluted	351,986	326,215	351,885	311,196
Net loss per share – basic and diluted	$(0.16)	$(0.14)	$(0.46)	$(0.52)

Penny warrants included in Net loss per share calculation	3,000	3,000	3,000	3,000

The following table presents potentially dilutive securities excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

	September 30, 2026	September 30, 2025
Unvested restricted stock units	3,154	3,305
Penny warrants subject to unmet contingencies	15,023	15,023
Warrants “out-of-the-money”	34,453	34,453
Total	52,630	52,781

Certain Penny Warrants contain contingencies agreed upon with potential customers and suppliers that have not yet been achieved. Warrants that are out of the money include Public, Private, and Market Warrants where the exercise price exceeded the common stock price for the period. Refer to Note 8 for a summary of the terms for all warrants.

Note 12 – Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Outsourced services	$45,590	$42,767	$126,857	$127,723
Payroll costs	2,096	2,319	8,170	7,378
Other expenses	608	(213)	1,273	155
Total	$48,293	$44,873	$136,299	$135,256

Note 13 – Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Payroll costs	$3,502	$2,774	$10,415	$10,960
Outsourced services	1,835	3,222	8,848	10,098
Director and officers insurance	219	256	697	768
Other expenses	407	774	1,550	1,296
Total	$5,962	$7,025	$21,510	$23,122

Note 14 – Income Taxes

The Company calculates its income tax expense using the annual effective tax rate (“AETR”) methodology, under which interim income tax expense is determined by applying the estimated annual effective tax rate to year‑to‑date pre‑tax income, adjusted for discrete items, if any, in accordance with ASC 740‑270.

Beginning in fiscal year 2026 and for all periods thereafter, the Company prepares its income tax calculations on a stand‑alone basis, as it no longer files, nor is it included in, a consolidated income tax return with Embraer. Following the 2025 Registered Direct Offering, Embraer’s ownership decreased to less than 80% of the Company’s outstanding common stock, which, pursuant to U.S. tax law, resulted in the Company’s tax deconsolidation from EAH. For tax year 2025, the Company has filed a short‑period tax return for the period subsequent to deconsolidation, covering the period from August 16, 2025 through December 31, 2025.

As a result, the Company now files separate income tax returns, inclusive of EVE UAM LLC and EVE Soluções de Mobilidade Aérea Urbana Ltda., both of which are treated as disregarded entities for U.S. federal income tax purposes.

For the three months ended September 30, 2026 and 2025, the Company recognized income tax expense of $3.0 million and income tax expense of $1.2 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized income tax expense of $0.2 million and $1.1 million, respectively.

Note 15 – Commitments and Contingencies

As of September 30, 2026 and December 31, 2025, the Company did not have any accruals for loss contingencies associated with litigation.

The Company will make accruals related to loss contingencies in instances where it is probable that a loss has been incurred and the amount can be reasonably estimated. Loss contingencies that are either reasonably possible but not probable or probable but not reasonably estimable, are disclosed in the notes to these condensed consolidated financial statements.

On March 3, 2025, a putative shareholder derivative action, captioned Taylor v. Embraer Aircraft Holding, Inc., et al., C.A. No. 2025-0233-NAC, was filed in the Delaware Court of Chancery against EAH, our directors and certain of our officers, and Eve as a nominal defendant. The complaint asserted breach of fiduciary duty claims related to the 2024 Private Placement of common stock and warrants that were issued to EAH in September 2024, and sought, among other things, declaratory relief, damages, costs and attorneys’ fees and expenses.

The defendants moved to dismiss the complaint on April 30, 2025.  The plaintiff filed an amended complaint on April 28, 2026, and the defendants moved to dismiss the amended complaint on June 29, 2026. On July 14, 2026, the plaintiff filed a notice and proposed order voluntarily dismissing all claims with prejudice as to himself only, and without prejudice as to any actual or potential derivative claims on behalf of the Company. The dismissal order was entered on July 16, 2026.

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

	Three Months Ended		Nine Months Ended
Research and development expenses	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
eVTOL	$46,084	$42,551	$128,385	$128,208
Service and Operations Solutions	2,013	1,674	6,952	4,540
UATM	196	648	962	2,507
Total segment expenses	$48,293	$44,873	$136,299	$135,256
Total segment loss	(48,293)	(44,873)	(136,299)	(135,256)
Expenses not allocated to segments, net (a)	6,778	768	24,588	23,978
Loss before income taxes	$(55,071)	$(45,641)	$(160,888)	$(159,234)

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

US GAAP does not currently provide specific authoritative guidance for business entities that have not adopted ASU 2025-10 regarding the recognition and measurement of government grants. Accordingly, management evaluated the nature and terms of the grant and determined that it was appropriate to apply by analogy the contribution recognition and measurement guidance in ASC 958-605, Not-for-Profit Entities—Revenue Recognition.

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

As of September 30, 2026, approximately $ 7.1 million has been received under the Grant Agreement. The Company has incurred eligible costs of $7.3 million and made a deposit of $1.6 million into a specific bank account for funding of the Finep grant, in order to receive the first installment from Finep. The deposit and cash received under the grant agreement is classified as “Restricted cash” in the condensed consolidated balance sheets due to the restriction as to withdrawal or usage under the terms of the contractual agreement.

Note 18- Subsequent Events

On October 21, 2026, the NYSE notified the Company, and, on October 22, 2026, the NYSE publicly announced, that the NYSE has determined to (a) commence proceedings to delist the Public Warrants and (b) immediately suspend trading in the Public Warrants due to “abnormally low selling price” levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The NYSE indicated that it will apply to the SEC to delist the Public Warrants upon completion of all applicable procedures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The following discussion should be read in conjunction with the Company’s most recent Annual Report on Form 10-K (the “2025 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025, and the related notes that are included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those factors set forth under “Cautionary Note Regarding Forward-Looking Statements” below, in Part I, Item 1A. Risk Factors of our 2025 Form 10-K and in our other filings with the SEC. Capitalized terms not defined have the same meaning as in the notes to the unaudited condensed consolidated financial statements.

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

•    cybersecurity threats and compliance with data privacy regulations in various jurisdictions;

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

Overview

Eve Holding, Inc. (together with its subsidiaries, as applicable, “Eve”, the “Company”, “we”, “us” or “our”), a Delaware corporation, is an aerospace company with operations in Melbourne, Florida, and São José dos Campos, São Paulo, Brazil.

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

Results of Operations (unaudited, in thousands)

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$48,293	$44,873	$(3,420)	(8)%
Selling, general and administrative expenses	5,962	7,025	1,063	15%
Total operating expenses	54,255	51,898	(2,357)	(5)%
Operating loss	(54,255)	(51,898)	(2,357)	(5)%
Gain from warrant liability	997	6,441	(5,444)	85%
Financial investment income	4,255	4,144	111	3%
Interest expense	(5,544)	(2,671)	(2,873)	(108)%
Other loss, net	(523)	(1,657)	1,134	68%
Loss before income taxes	(55,071)	(45,641)	(9,429)	21%
Income tax expense (benefit)	2,982	1,225	(1,757)	(143)%
Net loss	$(58,052)	$(46,866)	$(11,186)	24%

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	(Unfavorable)/ Favorable	%
Operating expenses
Research and development expenses	$136,299	$135,256	$(1,044)	(1)%
Selling, general and administrative expenses	21,510	23,122	1,612	7%
Total operating expenses	157,809	158,378	568	0%
Operating loss	(157,809)	(158,378)	568	0%
Gain from warrant liability	3,890	285	3,605	n.m.
Financial investment income	14,063	11,598	2,464	21%
Interest expense	(15,392)	(7,293)	(8,099)	(111)%
Other loss, net	(5,639)	(5,446)	(193)	n.m.
Loss before income taxes	(160,888)	(159,234)	(1,654)	1%
Income tax (benefit) expense	206	1,102	896	n.m.
Net loss	$(161,094)	$(160,336)	$(758)	0%

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

Research and development expenses increased by $3.4 million and $1.0 million for the three and nine months ended September 30, 2026, respectively. The increases were primarily driven by the MSA with Embraer, which performs several developmental activities for Eve. These efforts continue to intensify with advancements in the development of our eVTOL. Moreover, R&D includes increased engineering engagement with Embraer, additional program development activities, and testing infrastructure.

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

Selling, general and administrative expenses decreased by $1.1 million and decreased by $1.6 million for the three and nine months ended September 30, 2026, respectively. The decreases were primarily attributable to efficiency gains and additional synergies with Embraer implemented in June 2026, as well as continued efforts to reduce expenditures on consulting and legal services.

Gain from Warrant Liability

Warrant Liability relates to the Private Warrants, which historically were valued using the trading price of the Company’s Public Warrants. The gain from the change in fair value of the warrant liability decreased by $5.4 million for the three months ended September 30, 2026, due to a $0.10 decline in the Public Warrant trading price during the current year period, compared to a $0.45 decline in the Public Warrant trading price during the three months ended September 30, 2025.

The gain from the change in fair value of the warrant liability increased by $3.6 million for the nine months ended September 30, 2026, due to a $0.39 decline in the Public Warrant trading price during the current year period, compared to a $0.02 decline in the Public Warrant trading price during the nine months ended September 30, 2025.

Financial investment income

Financial investment income increased $0.1 million and $2.5 million for the three and nine months ended September 30, 2026, respectively primarily due to higher average balances of invested funds compared to the corresponding prior-year periods. The Company invests cash in highly rated, short-term fixed-income instruments, primarily in US Dollars, with reputable financial institutions.

Interest expense

Interest expense increased $2.9 million and $8.1 million for the three and nine months ended September 30, 2026, respectively, primarily related to the larger outstanding debt balance as compared to the corresponding prior periods.

Other loss, net

Other loss, net decreased $1.1 million and increased $0.2 million for the three and nine months ended September 30, 2026, respectively. The increase for the nine-month period was primarily attributable to higher financial expenses of $0.3 million offset by foreign currency gains of $0.1 million . The decrease for the three-month period was primarily due to higher foreign exchange gains recognized during the quarter. The favorable impact of currency fluctuations reduced net losses compared to the prior-year period.

Income tax (benefit) expense

Income tax expense increased $1.8 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. The increase was primarily attributable to deferred tax movements related to Eve Brazil during the third quarter of 2026 and was limited to the Brazilian tax jurisdiction.

Liquidity and Capital Resources

The Company has incurred net losses since its inception and to date has not generated any revenue. We expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations.

As of September 30, 2026, the Company has cash, cash equivalents and restricted cash of $127.6 million, financial investments of $228.4 million, available debt to be drawn of $104.2 million and grant funding commitments of $10.2 million from Finep, which totals approximately $470.4 million of liquidity. Total liquidity is expected to be sufficient to fund our operating plan for at least the next twelve months.

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

Cash Flows (unaudited)

The following table summarizes cash flows for the periods indicated (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025	Change
Net cash used by operating activities	$(166,936)	$(134,498)	$(32,438)
Net cash provided (used) by investing activities	$43,878	$(104,454)	$148,331
Net cash provided by financing activities	$139,478	$250,342	$(110,864)

Net Cash Used by Operating Activities

Net cash used by operating activities increased $32.4 million for the nine months ended September 30, 2026, primarily as a result of increased net losses due to advancement of the R&D programs.

Net Cash provided (Used) by Investing Activities

Net cash provided (used) by investing activities increased $148.3 million for the nine months ended September 30, 2026, primarily related to decreased purchases of financial investments of $83.0 million and an increase of redemptions of financial investments of $63.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased $110.9 million for the nine months ended September 30, 2026, primarily reflecting the absence of approximately $226.3 million of common-stock issuance proceeds received in the prior-year period and $52.8 million of debt repayments in 2026, partially offset by a $159.4 million increase in debt proceeds.

Available Credit, Debt and Grants

As of September 30, 2026, there was approximately $104.2 million available to be drawn under the Company’s debt arrangements.

On January 23, 2023, the Company entered into a loan agreement with BNDES, pursuant to which BNDES granted two lines of credit to the Company, with an aggregate amount of R$490.0 million (approximately $95.6 million, using the exchange rate on September 30, 2026), to support the development of the eVTOL. For additional information about the Loan Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2023. On December 21, 2023, the Company announced that Bradesco Bank had concluded that these lines of credit under the loan agreement aligned with the 2023 Green Loans Principles, which is a set of guidelines issued for structuring loan operations for sustainable purposes. As of September 30, 2026, these lines of credit have been fully drawn at a weighted-average interest rate of 5.5%.

On October 10, 2024, the Company entered into a financing agreement, dated as of October 7, 2024, with BNDES, pursuant to which BNDES agreed to grant four lines of credit totaling R$500.0 million (approximately $94.5 million) as of September 30, 2026. As of September 30, 2026, the Company has not drawn from these lines of credit.

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

On November 22, 2024, the Company entered into a loan agreement with BNDES for R$200 million (approximately $38.6 million), to support the second phase of the development of the Company’s eVTOL project. As of September 30, 2026, the line of credit under this loan agreement had been fully drawn.

On June 3, 2025, the Company announced that it had been selected by Finep – Brazil’s Funding Authority for Studies and Projects, to receive a nonrepayable grant of up to $17.4 million. The total project investment amount is up to $35.0 million, combining the Finep grant with Eve’s required company contribution of $19.5 million. This was the first grant awarded to the Company, which we believe reinforces our leadership in developing innovative solutions for sustainable urban air mobility. As of September 30, 2026, approximately $7.1 million has been received under the Grant Agreement. The Company has incurred eligible costs of $7.3 million and made a deposit of $1.6 million into a specific bank account for funding of the Finep grant, in order to receive the first installment from Finep.

On November 18, 2025, the Company entered into a loan agreement with BNDES, pursuant to which BNDES has agreed to grant two lines of credit totaling approximately $38.4 million as of December 31, 2025, which are intended to support the electric motor development phase of eVTOLs. Sub-credit A is in the amount of R$160 million (approximately U.S.$ 30.9 million) and Sub-credit B is in the amount of R$40 million (approximately U.S.$7.3 million). As of September 30, 2026, the Company had drawn $28.5 million from this loan agreement.

On December 23, 2025, the Company entered into a loan agreement with Private Export Funding Corporation, ("PEFCO"), and Export-Import Bank of the United States, an agency of the United States of America, ("US EXIM") pursuant to which PEFCO agreed to establish a credit facility in favor of and guaranteed by the Company, in the maximum principal amount of up to U.S.$15,607,279.94, subject to certain conditions set forth in the Credit Agreement, intended to be used to finance (i) the Financed Portion of the relevant Goods (as defined in the Credit Agreement) and (ii) 100% of the Exposure Fee in respect of such Goods and Services (as defined in the Credit Agreement). The Company has borrowed the total amount of U.S.$13,574,467 subject to an interest rate of 1.95% per year plus Term Secured Overnight Financing Rate (“SOFR”). As of September 30, 2026, the Company had drawn $13.6 million from this loan agreement.

On January 13, 2026, the Company entered into a syndicated credit agreement with Banco do Brasil S.A. New York Branch (“BB”), Citibank, N.A. (“Citibank”), Itaú Unibanco S.A. Miami Branch (“Itaú”), MUFG Bank, Ltd. (“MUFG”, and, together with BB, Citibank and Itaú, the “Lenders” and each a “Lender”), and Banco Itaú Chile as administrative agent (in such capacity the “Administrative Agent”), dated as of January 13, 2026, pursuant to which the Lenders agreed, subject to certain conditions set forth in the Credit Agreement, to provide an advance to EVE UAM of an aggregate amount of U.S.$150 million. As of September 30, 2026, the Company had drawn $150.0 million from this credit agreement.

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

On August 13, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors including BNDES Participações S.A. – BNDESPAR (a subsidiary of BNDES and collectively included in the term “BNDES”), Embraer and other institutional investors, for the issuance and sale of an aggregate of approximately $47.4 million newly issued shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), at a purchase price of $4.85 per share. The subscription by BNDES included  Brazilian Depositary Receipts (“BDRs”), each of which represents one share of Common Stock, at a purchase price of R$26.21 per BDR, which reflects an equivalent value of the price per share based on the PTAX rate on August 12, 2025, in a registered direct offering effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-287863) filed under the Securities Act of 1933, as amended. The Subscription Agreements contain customary representations and warranties and covenants that the parties made to each other in the context of the Registered Direct Offering. The Company received aggregate gross proceeds of $230.0 million in the transaction. Issuance costs of approximately $12.6 million were charged against the gross proceeds as part of the transaction. The proceeds were recorded to the “Additional paid-in capital” line item of the condensed consolidated balance sheets, with exception of the par value of common stock issued as part of the transaction.

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

As of September 30, 2026, approximately $8.9 million, or 3%, of our consolidated cash and cash equivalents and financial investments were indexed to the variation of the CDI rate. A hypothetical 100 basis point change in the CDI rate would increase or decrease the annual interest income on these instruments by approximately $89,387 assuming no change in the amount or composition of our cash and cash equivalents and financial investments.

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

Variable-rate debt represented 50% or $161,775,428 , of our total long-term debt as of September 30, 2026. A hypothetical 100 basis point change in interest rates would increase or decrease our annual interest expense on variable-rate debt by approximately $1,617,754.

Foreign Currency Risk

The Company’s operations most exposed to foreign exchange gains and losses are those denominated in Brazilian reais (labor costs, tax issues, local expenses and financial investments) arising from the subsidiary located in Brazil. The relationship of the Brazilian real to the value of the US Dollar may adversely affect us. As of September 30, 2026, less than 2% of total assets and 24% of total liabilities are denominated in reais.

The Brazilian real has experienced frequent and substantial variations in relation to the US Dollar and other foreign currencies. As of September 30, 2026, the real closed at 5.1809 reais per US $1.00.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2025, a putative shareholder derivative action, captioned Taylor v. Embraer Aircraft Holding, Inc., et al., C.A. No. 2025-0233-NAC, was filed in the Delaware Court of Chancery against EAH, our directors and certain of our officers, and Eve as a nominal defendant. The complaint asserted breach of fiduciary duty claims related to the 2024 Private Placement of common stock and warrants that were issued to EAH in September 2024, and sought, among other things, declaratory relief, damages, costs and attorneys’ fees and expenses.

The defendants moved to dismiss the complaint on April 30, 2025.  The plaintiff filed an amended complaint on April 28, 2026, and the defendants moved to dismiss the amended complaint on June 29, 2026. On July 14, 2026, the plaintiff filed a notice and proposed order voluntarily dismissing all claims with prejudice as to himself only, and without prejudice as to any actual or potential derivative claims on behalf of the Company. The dismissal order was entered on July 16, 2026.

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

EVE HOLDING, INC.
Date: November 5, 2026	By:	/s/ Johann Bordais
		Name:	Johann Bordais
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Eduardo Couto
		Name:	Eduardo Couto
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)